Form 10-Q
period 1996-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1996-05-07
CIK 863535

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended March 31, 1996 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-34989

    DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
 (Exact name of registrant as specified in its charter)


          Delaware                                  13-3577501
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                  Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.            10048
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212) 392-5454


(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

           DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and
     December 31, 1995.....................................2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)...................                                    3

         Statements of Changes in Partners' Capital for the
         Quarters ended March 31, 1996 and 1995 (Unaudited)....4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)...................5

         Notes to Financial Statements (Unaudited)..........                                    6-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..11-14

Part II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.................                                   15



            DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                 STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                      1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            79,903,565                95,976,883
   Net unrealized gain on open contracts                            5,667,005                 5,917,996

   Total Trading Equity                                            85,570,570               101,894,879

   Interest receivable (DWR)                                          280,506                   357,564
   Receivable from DWR                                                 81,597                   160,019

   Total Assets                                                    85,938,673               102,412,462


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                             1,174,890                  1,377,212
   Accrued management fee (DWFCM)                                    216,637                    257,680
   Accrued brokerage commissions (DWR)                               110,397                    361,211
   Accrued administrative expenses                                    88,029                    167,603
   Accrued transaction fees and costs                                 11,434                     35,174

   Total Liabilities                                               1,601,387                  2,198,880


Partners' Capital

   Limited Partners (60,245.680 and
    62,353.870 Units, respectively)                               82,957,421                 98,628,520
   General Partner (1,002.091 Units)                               1,379,865                  1,585,062

   Total Partners' Capital                                        84,337,286                100,213,582

   Total Liabilities and Partners' Capital                        85,938,673                102,412,462


NET ASSET VALUE PER UNIT                                            1,376.99                   1,581.75



         The accompanying footnotes are an integral part of these financial statements.

           DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                                For the Quarters Ended March 31,
                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                (10,505,927)           4,552,102
        Net change in unrealized                                   (250,991)           8,846,534

          Total Trading Results                                 (10,756,918)          13,398,636

        Interest Income (DWR)                                       885,634            1,262,859

          Total Revenues                                         (9,871,284)          14,661,495


EXPENSES

        Brokerage commissions (DWR)                               2,068,908            2,616,760
        Management fee (DWFCM)                                      689,636              873,745
        Transaction fees and costs                                  178,600              254,537
        Administrative expenses                                      19,000               12,000
        Incentive fee (DWFCM)                                             -              720,909

          Total Expenses                                          2,956,144            4,477,951

NET INCOME (LOSS)                                               (12,827,428)          10,183,544


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                        (12,622,231)          10,035,510
        General Partner                                            (205,197)             148,034


NET INCOME (LOSS) PER UNIT

        Limited Partners                                            (204.76)              147.73
        General Partner                                             (204.76)              147.73



            The accompanying footnotes are an integral part
                   of these financial statements.

             DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the Quarters Ended March 31, 1996 and 1995
                            (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total

Partners' Capital
December 31, 1994                            71,363.599      $115,956,558     $1,651,457     $117,608,015


Net Income                                       -            10,035,510         148,034       10,183,544

Redemptions                                   (2,965.626)     (4,966,884)               -      (4,966,884)

Partners' Capital
March 31, 1995                               68,397.973      $121,025,184      $1,799,491    $122,824,675




Partners' Capital
  December 31, 1995                           63,355.961      $98,628,520       $1,585,062    $100,213,582

Net Loss                                               -      (12,622,231)        (205,197)    (12,827,428)

Redemptions                                   (2,108.190)      (3,048,868)               -      (3,048,868)

Partners' Capital
  March 31, 1996                              61,247.771      $82,957,421       $1,379,865     $84,337,286




               The accompanying footnotes are an integral part
                      of these financial statements.



                DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                         STATEMENTS OF CASH FLOWS
                              (Unaudited)





                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            (12,827,428)          10,183,544
   Noncash item included in net income (loss):
        Net change in unrealized                                    250,991           (8,846,534)

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                    77,058               25,987
        Receivable from DWR                                          72,422             (174,172)

   Increase (decrease) in operating liabilities:
        Accrued management fee (DWFCM)                              (41,043)              17,510
        Accrued brokerage commissions (DWR)                        (250,814)              22,498
        Accrued administrative expenses                             (79,574)             (25,237)
        Accrued transaction fees and costs                          (23,740)              17,683
        Accrued incentive fee (DWFCM)                                      -             720,909

   Net cash provided by (used for) operating activities         (12,822,128)           1,942,188


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase (decrease) in redemptions payable                      (202,322)           1,159,256
   Redemptions of units                                          (3,048,868)          (4,966,884)

   Net cash used for financing activities                        (3,251,190)          (3,807,628)


   Net decrease in cash                                         (16,073,318)          (1,865,440)

   Balance at beginning of period                                95,976,883          104,333,630

   Balance at end of period                                      79,903,565          102,468,190




             The accompanying footnotes are an integral part
                     of these financial statements.


                 DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                       NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Diversified Futures Fund III L.P. (the "Partnership") was organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies.

The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The Trading Manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management, Inc. ("DWFCM"). The General Partner, DWR, and DWFCM are all wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Brokerage expenses incurred by the Partnership are paid to DWR.
Management and incentive fees incurred by the Partnership are paid to DWFCM.


3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                              $


Exchange Traded Contracts:
Financial Futures:
  Commitments to Purchase                1,902,000
  Commitments to Sell                  171,904,000
 Commodity Futures:
  Commitments to Purchase               57,591,000
  Commitments to Sell                    1,890,000
Foreign Futures:
  Commitments to Purchase                6,714,000
  Commitments to Sell                   81,814,000
Off Exchange Traded Contracts
 Forward Currency Contracts:
  Commitments to Purchase              163,664,000
  Commitments to Sell                  122,554,000

            DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)




A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $5,667,005 at March 31, 1996. Of this amount, $4,921,754 was related to exchange-traded futures contracts and $745,251 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 1996 mature through May 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

             DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $84,825,319 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

            DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                    Assets        Liabilities
                                       $               $


Exchange-Traded Contracts:
Financial Futures                 207,336,000      121,254,000
Commodity Futures                 108,839,000       20,433,000
Foreign Futures                   165,820,000       56,178,000
Off-Exchange-Traded Foreign
Currency Contracts                 271,393,000     349,335,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price for the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $9,871,284. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the currency and energy markets during February. In the currency markets, a sudden and sharp trend reversal in the downward move in the value of the Japanese yen and most major European currencies, which had posted gains during January, resulted in losses from short positions in the Japanese yen, German mark, Swiss franc and British pound. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additional losses were experienced in the energy markets due primarily to short-term volatile movement in gas and oil prices during February. A portion of these losses was offset by gains in crude oil during March. In the financial futures markets, losses were recorded in most global interest rate and stock index futures as these prices moved in a short-term volatile pattern during the quarter. Trading gains in British long gilt, French bond and U.S. Treasury note futures offset a portion of these losses. Smaller losses were recorded in the agricultural markets from trading soybean futures and in the soft commodities markets from trading cotton and coffee futures. Total expenses for the period were $2,956,144, resulting in a net loss of $12,827,428. The value of an individual Unit in the Partnership decreased from $1,581.75 at December 31, 1995 to $1,376.99 at March 31, 1996.



For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995 the Partnership's total trading revenues including interest income were $14,661,495. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures. Smaller trading losses in the agricultural, metals, energy and international markets offset a portion of overall gains for the quarter. Total expenses for the period were $4,477,951, generating net income of $10,183,544. The value of an individual Unit in the Partnership increased from $1,648.01 at December 31, 1994 to $1,795.74 at March 31, 1995.

              PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

     A)    Exhibits.

           None.

     B)    Reports on Form 8-K. - None.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Dean Witter Diversified Futures
                                         Fund III L.P. (Registrant)

                                    By: Demeter Management Corporation
                                        (General Partner)

May 7, 1996                          By: /s/  Patti L. Behnke
                                             Patti L. Behnke
                                             Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.