Form 10-Q
period 1996-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1996-08-09
CIK 863535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended June 30, 1996 or

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

                                    June 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          Statements of Financial Condition
          June 30, 1996 (Unaudited) and December 31, 1995.......2

          Statements of Operations for the Quarters Ended
          June 30, 1996 and 1995 (Unaudited)..................  3

          Statements of Operations for the Six Months
          Ended June 30, 1996 and 1995 (Unaudited)..............4

          Statements of Changes in Partners' Capital for the Six Months ended June 30, 1996 and 1995 (Unaudited)...5

          Statements of Cash Flows for the Six Months Ended
          June 30, 1996 and 1995 (Unaudited)....................6

          Notes to Financial Statements (Unaudited)..........  7-10

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations..11-16

Part II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K................ 17



                      DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                            STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30,                    December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                          78,197,173                      95,976,883
   Net unrealized gain on open contracts                                          1,442,682                       5,917,996

   Total Trading Equity                                                          79,639,855                     101,894,879

   Interest receivable (DWR)                                                        276,867                         357,564
   Receivable from DWR                                                                    -                         160,019

   Total Assets                                                                  79,916,722                     102,412,462


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                            1,300,218                       1,377,212
   Accrued management fees (DWFCM)                                                  201,257                         257,680
   Accrued administrative expenses                                                   92,294                         167,603
   Accrued brokerage commissions (DWR)                                               84,186                         361,211
   Accrued transaction fees and costs                                                26,924                          35,174

   Total Liabilities                                                              1,704,879                       2,198,880


Partners' Capital

   Limited Partners (57,372.319 and
    62,353.870 Units, respectively)                                              76,869,211                      98,628,520
   General Partner (1,002.091 Units)                                              1,342,632                       1,585,062

   Total Partners' Capital                                                       78,211,843                     100,213,582

   Total Liabilities and Partners' Capital                                       79,916,722                     102,412,462


NET ASSET VALUE PER UNIT                                                           1,339.83                        1,581.75



                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                           DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                For the Quarters Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                            3,580,927                  20,110,732
         Net change in unrealized                                           (4,224,322)                (17,897,064)

            Total Trading Results                                             (643,395)                  2,213,668

         Interest Income (DWR)                                                 854,423                   1,355,125

            Total Revenues                                                     211,028                   3,568,793


EXPENSES

         Brokerage commissions (DWR)                                         1,584,261                   2,457,062
         Management fees (DWFCM)                                               632,258                     934,868
         Transaction fees and costs                                            135,947                     257,843
         Administrative expenses                                                21,000                       8,000

            Total Expenses                                                   2,373,466                   3,657,773

NET LOSS                                                                    (2,162,438)                    (88,980)


NET LOSS ALLOCATION

         Limited Partners                                                   (2,125,205)                    (87,090)
         General Partner                                                       (37,233)                     (1,890)


NET LOSS PER UNIT

         Limited Partners                                                       (37.16)                      (1.89)
         General Partner                                                        (37.16)                      (1.89)


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.


                                           DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)





                                                                               For the Six Months Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $

REVENUES
   Trading profit (loss):
         Realized                                                           (6,925,000)                24,662,834
         Net change in unrealized                                           (4,475,314)                (9,050,530)

            Total Trading Results                                          (11,400,314)                15,612,304

         Interest Income (DWR)                                               1,740,058                  2,617,984

            Total Revenues                                                  (9,660,256)                18,230,288


EXPENSES

         Brokerage commissions (DWR)                                         3,653,168                  5,073,822
         Management fees (DWFCM)                                             1,321,894                  1,808,613
         Transaction fees and costs                                            314,548                    512,380
         Administrative expenses                                                40,000                     20,000
         Incentive fees (DWFCM)                                                      -                    720,909

            Total Expenses                                                   5,329,610                  8,135,724

NET INCOME (LOSS)                                                          (14,989,866)                10,094,564


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                                  (14,747,436)                 9,948,420
         General Partner                                                      (242,430)                   146,144


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                      (241.92)                    145.84
         General Partner                                                       (241.92)                    145.84


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                           DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          For the Six Months Ended June 30, 1996 and 1995
                                                            (Unaudited)




                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total

Partners' Capital
  December 31, 1994                                    71,363.599        $115,956,558         $1,651,457        $117,608,015


Net Income                                                 -                9,948,420            146,144           10,094,564

Redemptions                                            (4,807.326)         (8,310,570)                -            (8,310,570)

Partners' Capital
  June 30, 1995                                        66,556.273        $117,594,408         $1,797,601         $119,392,009





Partners' Capital
  December 31, 1995                                    63,355.961         $98,628,520         $1,585,062           $100,213,582

Net Loss                                                        -         (14,747,436)          (242,430)           (14,989,866)

Redemptions                                            (4,981.551)         (7,011,873)                 -             (7,011,873)

Partners' Capital
  June 30, 1996                                        58,374.410         $76,869,211         $1,342,632            $78,211,843










The accompanying footnotes are an integral part
                                                  of these financial statements.

                                           DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                                     STATEMENTS OF CASH FLOWS
(Unaudited)





                                                                               For the Six Months Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                         (14,989,866)               10,094,564
   Noncash item included in net income (loss):
         Net change in unrealized                                              4,475,314                 9,050,530

   Decrease in operating assets:
         Interest receivable (DWR)                                                80,697                     9,261
         Receivable from DWR                                                     160,019                         -

   Increase (decrease) in operating liabilities:
         Accrued management fees (DWFCM)                                         (56,423)                   (1,739)
         Accrued administrative expenses                                         (75,309)                  (17,237)
         Accrued brokerage commissions (DWR)                                    (277,025)                 (119,694)
         Accrued transaction fees and costs                                       (8,250)                    9,552

   Net cash provided by (used for) operating activities                      (10,690,843)               19,025,237


CASH FLOWS FROM FINANCING ACTIVITIES


   Decrease in redemptions payable                                               (76,994)                 (748,897)
   Redemptions of units                                                       (7,011,873)               (8,310,570)

   Net cash used for financing activities                                     (7,088,867)               (9,059,467)


   Net increase (decrease) in cash                                           (17,779,710)                9,965,770

   Balance at beginning of period                                             95,976,883               104,333,630

   Balance at end of period                                                   78,197,173               114,299,400




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

1. Organization
Dean Witter Diversified Futures Fund III L.P. (the "Partnership") was organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The com-modity broker is Dean Witter Reynolds Inc. ("DWR"). The Trading Manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management, Inc. (DWFCM"), an affiliate of DWR. The General Partner, DWR, and DWFCM are wholly owned subsidiaries of Dean Witter, Discover & Co.


2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $
Exchange Traded Contracts
 Financial Futures:
   Commitments to Purchase                  1,702,000
 Commodity Futures:
   Commitments to Purchase                 12,232,000
   Commitments to Sell                     27,457,000
 Foreign Futures:
   Commitments to Purchase                 81,288,000
   Commitments to Sell                    118,484,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                265,068,000
   Commitments to Sell                    275,231,000



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,442,682 at June 30, 1996. Of this amount, $2,557,569 related to exchange-traded futures contracts and ($1,114,887) related to off-exchange traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through August 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded-futures-contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $80,754,742 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.




For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                    Assets              Liabilities
                                      $                    $
Exchange-Traded Contracts:
  Financial Futures                140,064,000        109,103,000
  Commodity Futures                 80,371,000         21,864,000
  Foreign Futures                  137,668,000         64,236,000
Off-Exchange-Traded Forward
 Currency Contracts                255,201,000        319,668,000



4.  Subsequent Event

Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts, and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price for the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the partnership's total trading revenues including interest income were $211,028. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the financial futures markets as trendless price movement was experienced in non-U.S. interest rate futures, particularly in Australian, Japanese and European interest rate futures. Trading gains recorded during April and May from short U.S. interest rate futures positions, as prices in these markets moved lower, offset a portion of these losses. Additional losses for the Partnership were recorded in global stock index futures as prices moved without consistent direction throughout the quarter. In soft commodities, losses experienced from short-term volatile movement in sugar and coffee futures prices during April and May, as well as from losses in coffee and cocoa futures during June, more than offset gains recorded in June from short cotton positions as prices moved lower and from long sugar positions as prices moved higher. In currency trading, gains were recorded during April from short German mark and Swiss franc positions as the value of the German mark and Swiss franc moved lower relative to the U.S. dollar and other world currencies. Smaller trading gains were recorded by the Partnership during May from long Australian dollar positions as the value of the Australian dollar moved higher relative to other world currencies. Additional gains were recorded in metals trading from short copper, gold and silver futures positions as prices moved lower during June. In the agricultural markets, gains recorded from long corn and wheat futures positions as prices moved higher during April, offset losses in corn and soybean products in June. Smaller gains were recorded in the energy markets as gains in natural gas futures more than offset losses in other gas and oil products. Total expenses for the quarter were $2,373,466, resulting in a net loss of $2,162,438. The value of an individual Unit in the Partnership decreased from $1,376.99 at March 31, 1996 to $1,339.83 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income were $9,660,256. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit primarily as a result of a sudden and sharp trend reversal during February in the downward move in the value of the Japanese yen and most major European currencies, which had resulted in gains during January. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additionally, trendless price movement in global interest rate futures trading during the second quarter, resulted in losses for the Partnership. In energy trading, gains in natural gas futures during June, as well as from gains in natural gas futures during June, as well as from gains in crude oil futures during March, offset a portion of overall losses for the first half of the year. In agricultural trading, long positions in corn and wheat futures profited from increasing prices early in the second quarter. These gains helped to mitigate losses experienced from trading soybean futures during the first quarter. Short-term volatile price movement in soft commodities futures resulted in losses for the Partnership during a majority of the first half of the year. Total expenses for the period were $5,329,610, resulting in a net loss of $14,989,866. The value of an individual Unit in the Partnership decreased from $1,581.75 at December 31, 1995 to $1,339.83 at June 30, 1996.
For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total revenues including interest income were $3,568,793. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. The most significant trading losses during the quarter were recorded from transactions involving most European currencies versus the U.S. dollar during May and June. Additional losses were recorded in the agricultural markets as a result of losses in soybean products and livestock futures. Trading losses were also experienced in the metals markets as base metals prices moved in a trendless pattern throughout the quarter. In soft commodities trading, losses in cotton, cocoa and orange juice more than offset smaller gains in coffee trading. Trading losses experienced in the energy markets were the result of losses in heating oil, natural gas and gas oil during April and June. Trading gains in the financial futures markets during April and May offset a portion of overall losses recorded by the Partnership during the second quarter. The majority of these gains were recorded from trading both global interest rate and stock index futures. Total expenses for the period were $3,657,773, resulting in a net loss of $88,980. The value of an individual Unit in the Partnership decreased from $1,795.74 at March 31, 1995 to $1,793.85 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total revenues including interest income were $18,230,288. During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures during the first half of the year. A portion of the Partnership's gains recorded during the first half of the year were offset due to losses recorded in the agricultural markets from trading soybean products and in soft commodities as a result of trading losses in sugar, cotton, coffee and cocoa. Additional losses were recorded in the energy and metals markets during the first half of 1995. Total expenses for the period were $8,135,724, resulting in net income of $10,094,564. The value of an individual Unit in the Partnership increased from $1,648.01 at December 31, 1994 to $1,793.85 at June 30, 1995.

                   PART II. OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

      (A)       Exhibits - None.

      (B)       Reports on Form 8-K. - None.

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




                                          Dean Witter Diversified Futures
                                               Fund III L.P. (Registrant)

                                          By: Demeter Management Corporation
                                              (General Partner)

August 9, 1996                             By: /s/  Patti L. Behnke
                                                   Patti L. Behnke
                                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.