Form 10-Q
period 1996-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1996-11-08
CIK 863535

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q



[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1996 or

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

                                                  September 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          Statements of Financial Condition
          September 30, 1996 (Unaudited) and December 31, 1995..2

          Statements of Operations for the Quarters Ended
          September 30, 1996 and 1995 (Unaudited)...............                                                3

          Statements of Operations for the Nine Months
          Ended September 30, 1996 and 1995 (Unaudited).........4

          Statements of Changes in Partners' Capital for the
          Nine Months ended September 30, 1996 and 1995
          (Unaudited)...........................................5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)...............6

          Notes to Financial Statements (Unaudited)..........7-12

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K................  20


                                       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                             STATEMENTS OF FINANCIAL CONDITION


                                                                          September 30,               December 31,
                                                                              1996                        1995
                                                                                $                           $
                                                                           (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
    Cash                                                                    74,391,369                    95,976,883
    Net unrealized gain on open contracts                                    6,868,790                     5,917,996

    Total Trading Equity                                                    81,260,159                   101,894,879

Interest receivable (DWR)                                                      260,524                       357,564
Receivable from DWR                                                             42,735                       160,019

    Total Assets                                                            81,563,418                   102,412,462


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                      1,841,490                     1,377,212
    Accrued management fees (DWFCM)                                            205,041                       257,680
    Accrued brokerage commissions (DWR)                                        138,232                       361,211
    Accrued administrative expenses                                             94,001                       167,603
    Accrued transaction fees and costs                                          14,154                        35,174

    Total Liabilities                                                        2,292,918                     2,198,880


Partners' Capital

    Limited Partners (54,369.035 and
     62,353.870 Units, respectively)                                        77,835,885                    98,628,520
    General Partner (1,002.091 Units)                                        1,434,615                     1,585,062

    Total Partners' Capital                                                 79,270,500                   100,213,582

    Total Liabilities and Partners' Capital                                 81,563,418                   102,412,462


NET ASSET VALUE PER UNIT                                                      1,431.62                      1,581.75


                                      The accompanying footnotes are an integral part
                                              of these financial statements.


                                       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                                 STATEMENTS OF OPERATIONS
(Unaudited)

                                                                         For the Quarters Ended September 30,

                                                                            1996                     1995
                                                                              $                        $
REVENUES
    Trading profit (loss):
         Realized                                                         1,248,808                 470,822
         Net change in unrealized                                         5,426,107             (11,821,903)

            Total Trading Results                                         6,674,915             (11,351,081)

    Interest Income (DWR)                                                   799,371               1,221,039

            Total Revenues                                                7,474,286             (10,130,042)


EXPENSES

    Brokerage commissions (DWR)                                           1,468,501               2,399,604
    Management fees (DWFCM)                                                 609,128                 843,955
    Transaction fees and costs                                              104,149                 217,252
    Administrative expenses                                                  23,000                       -
    Incentive fees (DWFCM)                                                        -                   3,474


            Total Expenses                                                2,204,778               3,464,285

NET INCOME (LOSS)                                                         5,269,508             (13,594,327)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                      5,177,525             (13,387,620)
    General Partner                                                          91,983                (206,707)


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                          91.79                 (206.28)
    General Partner                                                           91.79                 (206.28)

                                      The accompanying footnotes are an integral part
                                              of these financial statements.
/TABLE

                                       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                                 STATEMENTS OF OPERATIONS
(Unaudited)



                                                                       For the Nine Months Ended September 30,

                                                                            1996                     1995
                                                                              $                        $
REVENUES
    Trading profit (loss):
         Realized                                                       (5,676,192)              25,133,656
         Net change in unrealized                                          950,794              (20,872,434)

            Total Trading Results                                       (4,725,398)               4,261,222

    Interest Income (DWR)                                                2,539,427                3,839,023

            Total Revenues                                              (2,185,971)               8,100,245


EXPENSES

    Brokerage commissions (DWR)                                          5,121,669                7,473,426
    Management fees (DWFCM)                                              1,931,023                2,652,568
    Transaction fees and costs                                             418,695                  729,632
    Administrative expenses                                                 63,000                   20,000
    Incentive fees (DWFCM)                                                       -                  724,383

            Total Expenses                                               7,534,387               11,600,009

NET LOSS                                                                (9,720,358)              (3,499,764)


NET LOSS ALLOCATION

    Limited Partners                                                    (9,569,911)              (3,439,201)
    General Partner                                                       (150,447)                 (60,563)


NET LOSS PER UNIT

    Limited Partners                                                       (150.13)                  (60.44)
    General Partner                                                        (150.13)                  (60.44)


                                      The accompanying footnotes are an integral part
                                              of these financial statements.

                                       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   For the Nine Months Ended September 30, 1996 and 1995
                                                        (Unaudited)




                                                     Units of
                                                    Partnership          Limited            General
                                                     Interest           Partners            Partner            Total
Partners' Capital
   December 31, 1994                               71,363.599       $115,956,558        $1,651,457          $117,608,015

Net Loss                                                    -         (3,439,201)          (60,563)           (3,499,764)

Redemptions                                        (6,120.469)       (10,529,950)                -           (10,529,950)

Partners' Capital
   September 30, 1995                              65,243.130       $101,987,407        $1,590,894          $103,578,301




Partners' Capital
   December 31, 1995                               63,355.961        $98,628,520        $1,585,062          $100,213,582

Net Loss                                                    -         (9,569,911)         (150,447)           (9,720,358)

Redemptions                                        (7,984.835)       (11,222,724)                -           (11,222,724)

Partners' Capital
   September 30, 1996                              55,371.126        $77,835,885        $1,434,615           $79,270,500





                   The accompanying footnotes are an integral part
                           of these financial statements.

                                       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                                 STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                       For the Nine Months Ended September 30,

                                                                            1996                     1995
                                                                              $                        $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 (9,720,358)              (3,499,764)
Noncash item included in net loss:
         Net change in unrealized                                          (950,794)              20,872,434

    (Increase) decrease in operating assets:
         Interest receivable (DWR)                                           97,040                   83,863
         Receivable from DWR                                                117,284                  (61,136)

    Increase (decrease) in operating liabilities:
         Accrued management fees (DWFCM)                                    (52,639)                 (38,669)
         Accrued brokerage commissions (DWR)                               (222,979)                (158,284)
         Accrued administrative expenses                                    (73,602)                 (17,237)
         Accrued transaction fees and costs                                 (21,020)                   9,572

Net cash provided by (used for) operating activities                     (10,827,068)             17,190,779


CASH FLOWS FROM FINANCING ACTIVITIES


    Increase (decrease) in redemptions payable                               464,278              (1,024,350)
    Redemptions of units                                                 (11,222,724)            (10,529,950)

Net cash used for financing activities                                   (10,758,446)            (11,554,300)


Net increase (decrease) in cash                                          (21,585,514)              5,636,479

Balance at beginning of period                                            95,976,883             104,333,630

Balance at end of period                                                  74,391,369             109,970,109




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

1. Organization
Dean Witter Diversified Futures Fund III L.P. (the "Partnership") is the limited partnership organized to engage in the speculative trading of commodity futures and futures-related contracts, including forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner").
The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean
Witter Futures & Currency Management Inc. ("DWFCM"). The General Partner, DWFCM and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at
 .65% per month of adjusted Net Assets as defined in the Limited
Partnership Agreement.

                    DEAN WITTER DIVERSIFIED FUTURES FUND III
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                  6,568,000
 Commodity Futures:
   Commitments to Purchase                 19,668,000
   Commitments to Sell                     45,523,000
 Foreign Futures:
   Commitments to Purchase                186,033,000
   Commitments to Sell                      9,652,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                187,120,000
   Commitments to Sell                    288,614,000

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


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $6,868,790 at September 30, 1996. Of this amount, $6,553,317 related to exchange-traded futures contracts and $315,473 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through November 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures

                 DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




contracts are marked to market on a daily basis with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $80,944,686 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                                Assets         Liabilities
                                                  $                 $
Exchange-Traded Contracts
  Financial Futures                            94,758,000       74,020,000
  Commodity Futures                            60,885,000       28,348,000
  Foreign Futures                             156,447,000       48,425,000
Off-Exchange-Traded Forward
 Currency Contracts                           264,414,000      292,429,000

                      DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                        NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, DWFCM, Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with

                   DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                  NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



certainty, it is the opinion of management of the Dean Witter
Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS



Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $7,474,286. During the third quarter, the Partnership posted an increase in Net Asset Value per unit. The most significant trading gains were recorded in the financial futures markets from long Australian, European and Japanese bond futures positions as global interest rate futures prices moved steadily higher between July and September.
Additional gains were recorded in the energy markets from long positions in crude, heating and gas oil futures as prices in these markets trended higher throughout the quarter. Gains were also recorded in metals as a downward move in aluminum futures prices during September resulted in gains from previously established short positions. A portion of the overall gains for the quarter was offset by losses experienced in the agricultural, currency and soft commodiites markets. In the agricultural markets, losses were recorded as soybean and corn futures prices moved in an inconsistent pattern during most of the quarter. Additional losses were recorded in the currency markets during August from short Australian dollar positions as its value reversed higher relative to the U.S. dollar and other world currencies and from short Japanese yen positions as its value increased sharply during late August. In soft commodities, losses were recorded as a result of trendless movement in cotton and coffee prices throughout most of the quarter. Total expenses for the quarter were $2,204,778, resulting in net income of $5,269,508. The value of an individual Unit in the Partnership increased from $1,339.83 at June 30, 1996 to $1,431.62 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $2,185,971. During the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in soft commodities as a result of choppy price movement in coffee, cotton and cocoa futures during a majority of the first nine months of the year. Additional losses were recorded in the agricultural markets as a result of trendless price movement in soybean products during the first and third quarters of the year. Gains from long corn and wheat futures positions during the second quarter offset a portion of these losses. In financial futures trading, losses were recorded as a result of short-term volatile movement in global stock index futures prices during the first nine months of the year. In interest rate futures, gains experienced during the third quarter from long Australian and European bond futures positions more than offset losses recorded during the first half of the year in U.S. and Japanese interest rate futures. In the currency markets, losses were recorded during February as a result of a sharp and sudden trend reversal in the previous downward move in the value of the Japanese yen and most European currencies, which had resulted in gains during January. Smaller currency losses were recorded from transactions involving the Canadian dollar. Trading gains experienced from transactions involving the German mark relative to the U.S. dollar and other world currencies during April and July helped to mitigate currency losses. A portion of overall losses during the first nine months of the year was offset by gains from short aluminum futures positions as prices declined sharply during September. These gains, coupled with smaller profits from trading gold, more than offset losses experienced in silver and other base metals during the first half of the year. Gains experienced during the third quarter in the energy markets from a strong upward move in heating, gas and crude oil futures prices more than offset losses experienced from trading unleaded gas futures earlier in the year. Total expenses for the period were $7,534,387, resulting in a net loss of $9,720,358. The value of an individual Unit in the Partnership decreased from $1,581.75 at December 31, 1995 to $1,431.62 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading losses net of interest income were $10,130,042. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months were offset by brokerage commissions resulting in net trading losses. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond, Treasury note and eurodollar futures, as well as in Japanese, Australian and French government bond futures trading. In global stock index futures, a sharp reversal in the downward trend in the Japanese Nikkei Index during July resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses in this complex were recorded in Australian All Ordinaries Index futures as Australian stock prices remained in a short-term volatile range.
In agricultural futures trading, net losses were recorded from trading soybean products and corn as prices remained trendless throughout the quarter. Smaller losses were recorded in each of the energy, metals and soft commodities complexes as prices moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Smaller Partnership gains were recorded in August from transactions involving the British pound as its value declined relative to the U.S. dollar. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Total expenses for the period were $3,464,285, resulting in a net loss of $13,594,327. The value of an individual Unit in the Partnership decreased from $1,793.85 at June 30, 1995 to $1,587.57 at September 30, 1995.


For the nine months ended September 30, 1995, the Partnership's total revenues including interest income were $8,100,245. During the first three quarters of the year, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in agricultural futures, primarily due to a trendless environment in soybean and corn prices. In other markets, trading losses were experienced in metals futures as precious and base metals prices traded within a short-term volatile pattern for most of the year. Losses were also recorded in soft commodities and energy futures trading due to a similar price volatility. Trading gains were recorded in financial futures between February and May as global bond prices trended higher. As a result, gains were recorded in Japanese, U.S., Australian and European interest rate futures. Additional gains within this complex were recorded from long positions in S&P 500 Index futures as domestic stock prices reached record highs throughout the first nine months of the year.
Currency trading also helped in offsetting a portion of the Partnership's losses as an upward trend in the Japanese yen and major European currencies versus the U.S. dollar occurred between February and April. This upward trend in these foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in net gains for the Partnership's short yen positions during this period. Total expenses for the period were $11,600,009, resulting in net loss of $3,499,764. The value of an individual Unit in the Partnership decreased from $1,648.01 at December 31, 1994 to $1,587.57 at September 30, 1995.

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




                                       Dean Witter Diversified Futures
                                          Fund III L.P. (Registrant)

                                       By: Demeter Management Corporation
                                           (General Partner)

November 8, 1996                       By: /s/  Patti L. Behnke
                                                Patti L. Behnke
                                                Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.