Form 10-K/A
period 1997-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1997-04-22
CIK 863535

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K-A
[X]     Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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

                            DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                                 (Registrant)

                            BY:  Demeter Management Corporation,
                                 General Partner

March 27, 1997              BY: /s/ Mark J. Hawley
                                    Mark J. Hawley, Director and
                                    President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                         March 27, 1997
           Mark J. Hawley, Director and
             President

    /s/  Richard M. DeMartini                                   March 27, 1997
           Richard M. DeMartini, Director
             and Chairman of the Board


    /s/  Lawrence Volpe                                         March 27, 1997
           Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                    March 27, 1997
           Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                  March 27, 1997
           Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                  March 27, 1997
           Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                       March 27, 1997
           Robert E. Murray, Director


    /s/  Patti L. Behnke                                        March 27, 1997
           Patti L. Behnke, Chief Financial
             Officer and Principal Accounting
             Officer

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

(2) Incorporated by reference to Exhibit 3.01(a) of the Partnership's Registration Statement on Form S-1, File No. 33-47797, filed on May 11, 1992.

(3) Incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

(4) Incorporated by reference to Exhibit 10.02(a) of the Partnership's Registration Statement on Form S-1, File No. 33-47797, filed on May 11, 1992.

(5) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1. File N0. 33-34989, filed on May 21, 1990.

(6) Incorporated by reference to Exhibit 10.01(a) of the Partnership's Registration Statement on Form S-1, File No. 33-47797, filed on May 11, 1992.

(7)      Filed herewith.