Form 10-Q
period 1997-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1997-05-13
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1997 (Unaudited) and December 31, 1996......2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the Quarters ended March 31, 1997 and 1996 (Unaudited).4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited).......6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..........12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................17-18

Item 6. Exhibits and Reports on Form 8-K..................19





         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                               March 31,     December 31,
                                                  1997           1996
                                                   $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                           79,846,068     79,927,495
 Net unrealized gain on open contracts           2,534,838      1,118,317

 Total Trading Equity                           82,380,906     81,045,812

 Interest receivable (DWR)                         297,702        274,540
 Receivable from DWR                               140,925             -

 Total Assets                                   82,819,533     81,320,352


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                              756,881        938,829
 Accrued brokerage commissions (DWR)              223,244        100,576
 Accrued management fee (DWFCM)                   208,046        204,690
 Administrative expenses payable                  112,763         97,983
 Accrued transaction fees and costs                16,655         15,691

 Total Liabilities                              1,317,589      1,357,769

Partners' Capital

 Limited Partners (49,445.160 and
  52,062.498 Units, respectively)              79,882,978     78,452,540
 General Partner (1,002.091 Units)              1,618,966      1,510,043

 Total Partners' Capital                       81,501,944     79,962,583

 Total Liabilities and Partners' Capital      82,819,533      81,320,352

NET ASSET VALUE PER UNIT                         1,615.59       1,506.89



        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,
                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        5,890,942    (10,505,927)
    Net change in unrealized        1,416,521       (250,991)

      Total Trading Results         7,307,463    (10,756,918)

    Interest Income (DWR)             828,678        885,634

      Total Revenues                8,136,141    (9,871,284)


EXPENSES

    Brokerage commissions (DWR)     1,508,305      2,068,908
    Management fee (DWFCM)            646,282        689,636
    Transaction fees and costs        115,756        178,600
    Administrative expenses            27,000         19,000

      Total Expenses                2,297,343      2,956,144

NET INCOME (LOSS)                   5,838,798    (12,827,428)

NET INCOME (LOSS) ALLOCATION

    Limited Partners                5,729,875    (12,622,231)
    General Partner                   108,923       (205,197)

NET INCOME (LOSS) PER UNIT

    Limited Partners                   108.70       (204.76)
    General Partner                    108.70       (204.76)


        The accompanying footnotes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
  December 31, 1995     63,355.961  $98,628,520   $1,585,062   $100,213,582

Net  Loss                        -  (12,622,231)    (205,197)   (12,827,428)

Redemptions             (2,108.190)  (3,048,868)          -      (3,048,868)

Partners' Capital
  March 31, 1996        61,247.771  $82,957,421    $1,379,865   $84,337,286





Partners' Capital
December  31,  1996       53,064.589 $78,452,540  $1,510,043   $79,962,583

Net Income                   -         5,729,875     108,923     5,838,798

Redemptions               (2,617.338) (4,299,437)          -    (4,299,437)

Partners' Capital
  March 31, 1997          50,447.251 $79,882,978  $1,618,966   $81,501,944




         The accompanying footnotes are an integral part of these financial statements.



         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                      For the Quarters Ended March 31,

                                                              1997         1996
                                                                $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                         5,838,798   (12,827,428)
 Noncash item included in net income (loss):
    Net change in unrealized                              (1,416,521)      250,991

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                                (23,162)      77,058
    Receivable from DWR                                     (140,925)      72,422

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                      122,668     (250,814)
    Accrued management fee (DWFCM)                             3,356      (41,043)
    Administrative expenses payable                           14,780      (79,574)
    Accrued transaction fees and costs                           964      (23,740)

  Net  cash provided by (used for) operating activities    4,399,958  (12,822,128)


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in redemptions payable                           (181,948)    (202,322)
 Redemptions of units                                    (4,299,437)  (3,048,868)

 Net cash used for financing activities                  (4,481,385)  (3,251,190)


 Net decrease in cash                                       (81,427) (16,073,318)

 Balance at beginning of period                          79,927,495   95,976,883

 Balance at end of period                                79,846,068   79,903,565


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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean Witter Diversified Futures Fund III L.P. (the "Partnership")

was  organized to engage in the speculative trading of  commodity

futures   and   futures-related  contracts,   including   forward

contracts on foreign currencies.


The  General  Partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  The Trading Manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency

Management,  Inc.  ("DWFCM").  Demeter, DWR, and  DWFCM  are  all

wholly owned subsidiaries of Dean Witter, Discover & Co. ("DWD").

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                               Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Sell        348,453,000                  -
 Commodity Futures:
   Commitments to Purchase     55,782,000         13,206,000
   Commitments to Sell         22,684,000         40,027,000
 Foreign Futures:
   Commitments to Purchase     23,563,000         43,199,000
   Commitments to Sell        170,435,000         80,268,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    118,558,000        220,399,000
   Commitments to Sell        200,633,000        284,187,000



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

Statement

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of  Financial Condition and totaled $2,534,838 and $1,118,317  at

March  31,  1997  and  December 31, 1996, respectively.   Of  the

$2,534,838  net unrealized gain on open contracts  at  March  31,

1977, $4,537,918 related to exchange-traded futures contracts and

$(2,003,080)  related  to  off-exchange-traded  forward  currency

contracts.   Of  the  $1,118,317  net  unrealized  gain  on  open

contracts  at December 31, 1996, $2,867,245 related to  exchange-

traded futures contracts and $(1,748,928) related to off-exchange-

traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1997 and December 31, 1996 mature through December 1997

and   June   1997,  respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 1997  and

December  31,  1996  mature through May 1997 and  February  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

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

Commission  to  segregate from its own assets and  for  the  sole benefit  of its commodity customers, all funds held by  DWR  with respect to exchange-traded futures contracts including an  amount equal  to  the net unrealized gains on all open futures contracts which funds totaled $84,383,986 and $82,794,740 at March 31, 1997

and  December  31,  1996,  respectively.   With  respect  to  the

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

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





For  the quarters ended March 31, 1997 and December 31, 1996, the average  fair  value of financial instruments  held  for  trading purposes was as follows:

                                              March 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                   5,523,000     152,678,000
  Commodity Futures                  34,014,000      27,178,000
  Foreign Futures                   104,647,000      65,995,000
Off-Exchange-Traded Forward
 Currency Contracts                 134,053,000     216,677,000


                                             December 1996
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                 105,297,000      55,515,000
  Commodity Futures                  48,290,000      34,261,000
  Foreign Futures                   150,041,000      54,933,000
Off-Exchange-Traded Forward
 Currency Contracts                 254,647,000     280,645,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $8,136,141.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar versus the Japanese yen  and  most  major  European  currencies  during  January  and

February.   A  portion of these gains was offset by  losses  from

transactions involving the British pound, as well as the Canadian

and  Australian dollars, during February and March.   Gains  were

also  recorded  in  soft  commodities from  long  coffee  futures positions as prices in this market trended steadily higher during

January  and  February,  before  reversing  lower  during  March.

Additional trading gains were recorded in the metals markets from short gold futures positions as gold prices, which began trending lower  during  late  1996, continued to trend lower  in  January.

Gains  were also recorded from long base metals futures positions as  copper and zinc futures prices increased from late January to

early  March.   Smaller gains were recorded in  the  agricultural

markets from long corn, soybean meal and soybean futures
positions.   A  portion of the Partnership's  overall  gains  was

offset  by short-term volatile price movement in global  interest rate futures.  Smaller losses were recorded in the energy markets during  January  and March.  Total expenses for the  period  were

$2,297,343, resulting in net income of $5,838,798.  The value  of an individual Unit in the Partnership increased from $1,506.89 at

December 31, 1996 to $1,615.59 at March 31, 1997.


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

$1,581.75 at December 31, 1995 to $1,376.99 at March 31, 1996.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM,  DWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties")  the  Partnership, certain  other  limited  partnership commodity  pools  of  which Demeter is the general  partner,  and certain trading advisors to those pools.  Similar purported class actions  were  also filed on September 18 and  20,  1996  in  the

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

It  is possible that additional similar actions may be filed  and that,  in  the  course of these actions, other parties  could  be added  as defendants.  The Dean Witter Parties believe that  they and  the  Partnership  have strong defenses  to,  and  they  will vigorously  contest, the actions.  Although the ultimate  outcome of  legal proceedings cannot be predicted with certainty,  it  is the  opinion  of management of the Dean Witter Parties  that  the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties, or the Partnership.

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




                               Dean Witter Diversified Futures
                               Fund III L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 13,  1997                  By:  /s/   Patti  L.   Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.