Form 10-K/A
period 1996-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1997-05-22
CIK 863535

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K/A
                                       AMENDMENT
[X]     Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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


    /s/  Joseph G. Siniscalchi                                 March 24, 1997
           Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                 March 24, 1997
           Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                      March 24, 1997
           Robert E. Murray, Director


    /s/  Patti L. Behnke                                       March 24, 1997
           Patti L. Behnke, Chief Financial
             Officer and Principal Accounting
             Officer

                                                 EXHIBIT INDEX

     ITEM                                                METHOD OF FILING

 -3.     Limited Partnership Agreement of
         the Partnership, dated as of
         July 12, 1990.                                             (1)

-3.      Form of Amendment No. 1 to the
         Limited Partnership Agreement
         of the Partnership.                                         (2)

-10.     Management Agreement among the
         Partnership, Demeter Management
         Corporation and Dean Witter Futures                         (3)
         & Currency Management Inc. dated
         as of July 12, 1990.

-10.     Form of Amendment No. 1 to the
         Management Agreement.                                       (4)

-10.     Customer Agreement Between the
         Partnership and Dean Witter
         Reynolds, Inc., dated as of                                 (5)
         July 12, 1990.

-10.     Form of Amendment No. 1 to the
         Customer Agreement.                                         (6)

-99.     December 31, 1996 Annual Report to Limited Partners.        (7)

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