Form 10-Q
period 1997-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1997-08-08
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-34989

             DEAN  WITTER  DIVERSIFIED  FUTURES  FUND  III   L.P.
(Exact name of registrant as specified in its charter)


          Delaware                              13-3577501
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY       10048
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

                       June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        June 30, 1997 (Unaudited) and December 31, 1996.......2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months
     Ended June 30, 1997 and 1996 (Unaudited)..............4

     Statements of Changes in Partners' Capital for the Six Months ended June 30, 1997 and 1996 (Unaudited)...5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 5. Other Information.................................21

Item 6. Exhibits and Reports on Form 8-K..................22




         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                              73,534,541      79,927,495
 Net unrealized gain on open contracts      1,045,762   1,118,317

 Total Trading Equity              74,580,303      81,045,812

 Interest receivable (DWR)            242,281         274,540
 Receivable from DWR                   58,423                -

 Total Assets                      74,881,007      81,320,352


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,504,668          938,829
  Accrued  brokerage commissions (DWR)  245,809           100,576
Accrued management fee (DWFCM)       187,873          204,690
 Administrative expenses payable     103,912           97,983
    Accrued   transaction   fees   and   costs             15,179
15,691

 Total Liabilities                 3,057,441        1,357,769

Partners' Capital

 Limited Partners (46,601.787 and
     52,062.498 Units, respectively)70,311,636     78,452,540
 General Partner (1,002.091 Units)   1,511,930      1,510,043

 Total Partners' Capital          71,823,566       79,962,583

 Total Liabilities and Partners' Capital74,881,007  81,320,352

NET ASSET VALUE PER UNIT           1,508.78          1,506.89

        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (2,552,161)   3,580,927
    Net change in unrealized    (1,489,076)   (4,224,322)

      Total Trading Results     (4,041,237)    (643,395)

    Interest Income (DWR)          783,263      854,423

      Total Revenues            (3,257,974)     211,028


EXPENSES

    Brokerage commissions (DWR)  1,390,726    1,584,261
    Management fee (DWFCM)         576,906           632,258
    Transaction fees and costs     109,235      135,947
    Administrative expenses         28,000       21,000

      Total Expenses             2,104,867    2,373,466

NET LOSS                         (5,362,841)    (2,162,438)


NET LOSS ALLOCATION

    Limited Partners            (5,255,805)  (2,125,205)
    General Partner               (107,036)      (37,233)


NET LOSS PER UNIT

    Limited Partners               (106.81)       (37.16)
    General Partner                (106.81)       (37.16)

        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $

REVENUES
 Trading profit (loss):
    Realized                     3,338,781    (6,925,000)
    Net change in unrealized       (72,555)   (4,475,314)

      Total Trading Results      3,266,226     (11,400,314)

    Interest Income (DWR)        1,611,941     1,740,058

      Total Revenues             4,878,167    (9,660,256)


EXPENSES

    Brokerage commissions (DWR)  2,899,031    3,653,168
    Management fee (DWFCM)       1,223,188    1,321,894
    Transaction fees and costs     224,991      314,548
    Administrative expenses         55,000       40,000

      Total Expenses             4,402,210    5,329,610

NET INCOME (LOSS)                  475,957    (14,989,866)


NET INCOME (LOSS) ALLOCATION

    Limited Partners               474,070   (14,747,436)
    General Partner                  1,887    (242,430)


NET INCOME (LOSS) PER UNIT

    Limited Partners                 1.89      (241.92)
    General Partner                  1.89      (241.92)


        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
    December   31,   1995      63,355.961             $98,628,520
$1,585,062                       $100,213,582

Net     Loss                          -              (14,747,436)
(242,430)                        (14,989,866)

Redemptions                 (4,981.551)               (7,011,873)
-                                (7,011,873)

Partners' Capital,
    June   30,   1996          58,374.410             $76,869,211
$1,342,632                       $78,211,843




Partners' Capital,
  December 31, 1996     53,064.589 $78,452,540       $1,510,043      $79,962,583
Net Income                   -       474,070     1,887  475,957

Redemptions              (5,460.711)  (8,614,974)                 -      (8,614,974)

Partners' Capital,
  June 30, 1997          47,603.878$70,311,636       $1,511,930   $71,823,566











         The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $

CASH FLOWS FROM OPERATING ACTIVITIES
       Net       income      (loss)                       475,957
(14,989,866)
 Noncash item included in net income (loss):
         Net      change      in     unrealized            72,555
4,475,314

 (Increase) decrease in operating assets:
    Interest receivable (DWR)      32,259                80,697
    Due from DWR                  (58,423)               160,019

 Increase (decrease) in operating liabilities:
         Accrued      brokerage     commissions      (DWR)145,233
(277,025)
          Accrued       management      fees      (DWFCM)(16,817)
(56,423)
    Administrative expenses payable 5,929                (75,309)
      Accrued   transaction  fees   and   costs             (512)
(8,250)

  Net  cash provided by (used for) operating activities   656,181
(10,690,843)


CASH FLOWS FROM FINANCING ACTIVITIES


    Increase    (decrease)   in   redemptions    payable1,565,839
(76,994)
   Redemptions  of  units            (8,614,974)
<7,011,873)

  Net  cash  used  for  financing activities   (7,049,135)
<7,088,867)


   Net  decrease  in  cash            (6,392,954)
<17,779,710)

  Balance  at  beginning  of  period  79,927,495
95,976,883

  Balance  at  end  of  period        73,534,541
78,197,173

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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean Witter Diversified Futures Fund III L.P. (the "Partnership")

was  organized to engage in the speculative trading of  commodity

futures   and   futures-related  contracts,   including   forward

contracts   on   foreign   currencies   (collectively,   "futures

interests").  The General Partner for the Partnership is  Demeter

Management Corporation ("Demeter"). The commodity broker is  Dean

Witter Reynolds Inc. ("DWR").  The Trading Manager who makes  all trading  decisions for the Partnership is Dean Witter  Futures  &

Currency Management, Inc. ("DWFCM").  Demeter, DWR, and DWFCM are

all  wholly  owned subsidiaries of Morgan Stanley,  Dean  Witter,

Discover & Co. ("MSDWD").



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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:


Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     104,880,000                 -
 Commodity Futures:
   Commitments to Purchase      21,129,000        13,206,000
   Commitments to Sell          72,622,000        40,027,000
 Foreign Futures:
   Commitments to Purchase     158,739,000        43,199,000
   Commitments to Sell          72,939,000        80,268,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     156,434,000       220,399,000
   Commitments to Sell         168,228,000       284,187,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,045,762 and

$1,118,317  at  June 30, 1997 and December 31, 1996 respectively.

Of  the $1,045,762 net unrealized gain on open contracts at  June

30, 1997, $2,011,010 related to exchange-traded futures contracts and  $(965,248)  related to off-exchange traded forward  currency

contracts.   Of  the  $1,118,317  net  unrealized  gain  on  open

contracts  at December 31, 1996, $2,867,245 related to  exchange-

traded futures contracts and $(1,748,928) related to off-exchange-

traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1997,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,   1996   mature  through  August  1997  and  February   1997,

respectively.

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

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$75,545,551  and  $82,794,740 at June 30, 1997 and  December  31,

1996,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts be segregated.  With

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is  at risk to the ability  of  DWR,  the  sole counterparty on all of such contracts, to perform.


For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  18,989,000      135,968,000
  Commodity Futures                  28,290,000       35,370,000
  Foreign Futures                    91,309,000       61,614,000
Off-Exchange-Traded Forward
 Currency Contracts                 135,549,000      189,798,000


                                        December 31, 1996
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


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




business and foreign currency trading operations to Carr Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest futures  has  increased or decreased by an amount  equal  to  the

"daily limit", positions in such futures interest can neither  be taken  nor liquidated unless traders are willing to effect trades

at   or   within  the  limit.   Futures  interest   prices   have

occasionally  moved the daily limit for several consecutive  days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and  result in restrictions on redemptions.  However,  since  the commencement of trading by the Partnership, there has never  been a  time  when illiquidity has affected a material portion of  the

Partnership's assets.



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


Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.


Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For the quarter ended June 30, 1997, the Partnership's total
trading  losses  net of interest income were $3,257,974.   During

the  second  quarter, the Partnership posted a  decrease  in  Net

Asset  Value  per  Unit. Losses were recorded  in  the  financial futures  markets  during  April  from  short  positions  in  U.S.

interest  rate futures as prices moved higher late in the  month.

This  upward  price move resulted in the Partnership establishing new  long positions, which recorded additional losses in  May  as prices finished the month lower.  Smaller losses were recorded as a  result  of similar choppy price movement in European  interest rate futures during April and May.  A portion of these losses was offset  in  June from long global interest rate and  stock  index futures  positions  as  prices  in these  markets  moved  higher.

Trading  losses  were  also recorded in  the  energy  and  metals markets  as  oil  and gas prices, as well as base metals  prices,

moved  in  a choppy pattern throughout a majority of the quarter.

Smaller  losses  were recorded in the currency markets  as  gains experienced from a strengthening in the value of the U.S.  dollar versus  the  Japanese yen during April were more than  offset  by losses  recorded  from  transactions involving  the  Swiss  franc during  June and from transactions involving the Canadian  dollar and  British  pound  during May.  A portion of the  Partnership's overall  losses  for the quarter was offset by gains  experienced from  long  coffee  futures positions as  coffee  prices  trended higher  during April and May.  Gains recorded from short  soybean and  corn  futures  positions, as prices in these  markets  moved lower  during  June, also helped to mitigate  losses  during  the quarter.  Total expenses for the
quarter  were $2,104,867, resulting in a net loss of  $5,362,841.

The value of an individual Unit in the Partnership decreased from

$1,615.59 at March 31, 1997 to $1,508.78 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $4,878,167.

During  the first six months, the Partnership posted an  increase in  Net Asset Value per Unit. The most significant trading  gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar during  the  period

January  through April.  A portion of these gains was  offset  by losses from transactions involving the British pound and Canadian dollar  during February, March and May.  Gains were also recorded in  soft commodities from long coffee futures positions as coffee prices  trended steadily higher during January and  February  and again during April and May.  Trading gains were also recorded  in the  agricultural markets from trading soybean and corn  futures.

A  majority of the Partnership's overall gains for the first half of the year were offset by losses in global interest rate futures as  prices in these markets moved in a short-term volatile  range during  the  period January to April.  Losses were also  recorded fromt trading energy futures during the second quarter as oil and gas  prices  moved without consistent direction.  Smaller  losses were recorded in metals as gains recorded from short gold futures positions during January were more than offset by losses in  base metals futures trading during the second quarter. Total expenses for the period were $4,402,210, resulting in net income of

$475,957.   The  value of an individual Unit in  the  Partnership

increased  from  $1,506.89 at December 31, 1996 to  $1,508.78  at

June 30, 1997.



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

Additionally, trendless
price movement in global interest rate futures trading during the

second  quarter,  resulted in losses  for  the  Partnership.   In

energy trading, gains in natural gas futures during June, as well as  from  gains  in  natural gas futures during  June,  offset  a

portion  of  overall losses for the first half of the  year.   In

agricultural  trading, long positions in corn and  wheat  futures profited  from  increasing prices early in  the  second  quarter.

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

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties")  the  Partnership, certain  other  limited  partnership commodity  pools  of  which Demeter is the general  partner,  and certain  trading advisors to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended

complaint.   Similar purported class actions were also  filed  on

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



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Diversified Futures
                               Fund III L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   8,   1997                  By:  /s/   Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.