Form 10-Q
period 1997-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1997-11-10
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        September 30, 1997 (Unaudited) and December 31, 1996..2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)..................3

     Statements of Operations for the Nine Months
     Ended September 30, 1997 and 1996 (Unaudited)............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)..............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)..................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.............13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................20-21

Item 5. Other Information....................................21

Item 6. Exhibits and Reports on Form 8-K.....................22






         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                               September 30,   December 31,
                                                   1997           1996
                                                     $              $
                                                (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
 Cash                                            67,312,346      79,927,495
  Net  unrealized gain on open contracts          4,656,190       1,118,317

 Total Trading Equity                            71,968,536      81,045,812

Interest receivable (DWR)                           231,813         274,540

 Total Assets                                    72,200,349      81,320,352


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                947,702         938,829
 Accrued management fees (DWFCM)                    181,465         204,690
 Accrued brokerage commissions (DWR)                164,463         100,576
 Administrative expenses payable                    128,212          97,983
 Accrued transaction fees and costs                  13,069          15,691

 Total Liabilities                                 1,434,911       1,357,769


Partners' Capital

 Limited Partners (43,581.980 and
  52,062.498 Units, respectively)                 69,174,883      78,452,540
 General Partner (1,002.091 Units)                 1,590,555      1,510,043

 Total Partners' Capital                          70,765,438      79,962,583

 Total Liabilities and Partners' Capital          72,200,349      81,320,352


NET ASSET VALUE PER UNIT                            1,587.24        1,506.89

        The accompanying footnotes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit:
 Realized                         1,345,880    1,248,808
Net change in unrealized           3,610,429   5,426,107
      Total Trading Results        4,956,309   6,674,915
 Interest Income (DWR)              740,867      799,371

      Total Revenues               5,697,176   7,474,286


EXPENSES

Brokerage commissions  (DWR)       1,264,802   1,468,501
Management fees (DWFCM)              555,911     609,128
Transaction fees and  costs          101,714     104,149
Administrative expenses               32,000      23,000

Total Expenses                     1,954,427   2,204,778

NET INCOME                         3,742,749   5,269,508


NET INCOME ALLOCATION

 Limited Partners                  3,664,124   5,177,525
 General Partner                     78,625       91,983

NET INCOME PER UNIT

 Limited Partners                      78.46       91.79
 General  Partner                      78.46       91.79


        The accompanying footnotes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       4,684,660    (5,676,192)
    Net change in unrealized       3,537,873       950,794

      Total Trading Results        8,222,533    (4,725,398)

 Interest Income (DWR)             2,352,808     2,539,427

      Total Revenues              10,575,341    (2,185,971)


EXPENSES

 Brokerage commissions (DWR)       4,163,833     5,121,669
 Management fees (DWFCM)           1,779,100     1,931,023
 Transaction fees and costs          326,702       418,695
 Administrative expenses              87,000        63,000

      Total Expenses               6,356,635     7,534,387

NET INCOME (LOSS)                  4,218,706    (9,720,358)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  4,138,194    (9,569,911)
 General Partner                     80,512       (150,447)


NET INCOME (LOSS) PER UNIT

 Limited Partners                     80.35        (150.13)
 General Partner                      80.35        (150.13)


       The accompanying footnotes are an integral part of these financial statements.



         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1995     63,355.961     $98,628,520    $1,585,062  $100,213,582

Net Loss                       -       (9,569,911)     (150,447)   (9,720,358)

Redemptions            (7,984.835)    (11,222,724)            -   (11,222,724)

Partners' Capital
 September 30, 1996    55,371.126     $77,835,885    $1,434,615   $79,270,500






Partners' Capital
 December 31, 1996    53,064.589      $78,452,540    $1,510,043   $79,962,583

Net Income                      -       4,138,194        80,512     4,218,706

Redemptions           (8,480.518)     (13,415,851)           -    (13,415,851)

Partners' Capital
 September 30, 1997   44,584.071      $69,174,883    $1,590,555   $70,765,438










         The accompanying footnotes are an integral part of these financial statements.




         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                          For the Nine Months Ended September 30,

                                                     1997            1996
                                                          $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     4,218,706  (9,720,358)
Noncash item included in net income (loss):
Net change in unrealized                             (3,537,873)  (950,794)

Decrease in operating assets:
    Interest receivable (DWR)                            42,727     97,040
    Due from DWR                                            -      117,284

Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)                     (23,225)    (52,639)
    Accrued  brokerage  commissions  (DWR)               63,887    (222,979)
    Administrative expenses payable                      30,229     (73,602)
    Accrued transaction fees  and costs                  (2,622)    (21,020)

Net  cash  provided by (used for) operating activities  791,829  (10,827,068)


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase in redemptions payable                          8,873       464,278
   Redemptions  of  units                           (13,415,851)  (11,222,724)

Net  cash  used  for  financing  activities         (13,406,978)  <10,758,446)


Net decrease in cash                                (12,615,149)  (21,585,514)

Balance  at beginning of period                      79,927,495    95,976,883

Balance at end of period                             67,312,346    74,391,369

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

Management Corporation ("Demeter"). The commodity broker for most of  the  Partnership's transactions is Dean Witter Reynolds  Inc.

("DWR").  The Trading Manager who makes all trading decisions for the  Partnership  is  Dean Witter Futures & Currency  Management,

Inc.  ("DWFCM").   Demeter, DWR, and DWFCM are all  wholly  owned

subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").



On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures Inc. ("Carr"), a subsidiary of Credit Agricole

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Indosuez.   Following the sale, Carr became the  counterparty  on

the  Partnership's  foreign currency trades.  However,  during  a transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.


2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:


Contract or Notional Amount
                           September 30, 1997   December 31, 1996
$                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       2,568,000                 -
 Commodity Futures:
   Commitments to Purchase      40,495,000        13,206,000
   Commitments to Sell          27,838,000        40,027,000
 Foreign Futures:
   Commitments to Purchase     109,378,000        43,199,000
   Commitments to Sell          31,316,000        80,268,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     143,813,000       220,399,000
   Commitments to Sell         141,807,000       284,187,000


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

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $4,656,190 and

$1,118,317   at  September  30,  1997  and  December   31,   1996

respectively.   Of  the $4,656,190 net unrealized  gain  on  open

contracts  at September 30, 1997, $3,180,549 related to exchange-

traded  futures contracts and $1,475,641 related to  off-exchange

traded  forward  currency  contracts.   Of  the  $1,118,317   net

unrealized  gain  on  open  contracts  at  December   31,   1996,

$2,867,245  related  to  exchange-traded  futures  contracts  and

$(1,748,928)  related  to  off-exchange-traded  forward  currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June 1997, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December 31, 1996  mature through December 1997 and February

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

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$70,463,175  and $82,794,740 at September 30, 1997  and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts be segregated with respect to those off-exchange-traded forward  currency contracts, the Partnership is at  risk  to  the ability of

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




Carr, the sole counterparty on all of such contracts, to perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:


September 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  24,722,000       95,178,000
  Commodity Futures                  28,403,000       33,638,000
  Foreign Futures                    90,389,000       56,029,000
Off-Exchange-Traded Forward
 Currency Contracts                 138,998,000      200,478,000


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity  interest trading accounts with DWR and Carr,  and  are used  by  the Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositoriesor  in  securities  approved by CFTC for investment of  customer funds.  The Partnership's assets held by DWR and Carr may be used as  margin  solely  for  the  Partnership's  trading.

Since  the Partnership's  sole purpose is to trade in futures interests,

it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the prices of a particular futures interest futures  has  increased or decreased by an amount  equal  to  the

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



Capital  Resources. The Partnership does not have,  nor  does  it

expect  to  have, any capital assets.  Redemptions   of

additional  Units in the future will impact the amount  of  funds available  for investments in futures interests.  As  redemptions are at the discretion of Limited Partners, it is not possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions.


Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  revenues  including  interest  income  were  $5,697,176.

During  the third quarter, the Partnership posted a gain  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  financial futures due primarily to an upward trend in  global

interest rate futures prices during July and September.   Smaller

profits  were recorded in global stock index futures  from  short

Nikkei  Index  futures  during  the  quarter.   In  the  currency

markets,  gains were recorded during July from short German  mark positions as the value of the U.S. dollar increased versus the

German  mark.   During  August, the  value  of  the  German  mark

increased  versus the U.S. dollar, resulting in  losses  for  the

Partnership. This upward price move resulted in new  long  German mark  positions,  which  profited  during  September.  Additional currency  gains  were  recorded from transactions  involving  the

Malaysian  ringgit,  Australian  dollar  and  Swedish  krona.   A

portion  of these currency gains was offset by losses experienced from  transactions involving the British pound and Japanese  yen.

In  the energy markets, gains were recorded from long natural gas

positions  as  prices increased during August and September.   In

metals,  gains were recorded from long zinc futures  during  July and  long silver futures positions during September.  Gains  were also  recorded from short copper futures positions during  August and  September.  Trading losses in aluminum futures during August

offset  a  portion  of  these gains.   In  soft  commodities  and

agricultural markets, losses were recorded as a result of  short-

term volatile price movement in a majority of the markets traded,

particularly, cocoa, cotton and corn futures.  Total expenses for

the   quarter  were  $1,954,427,  resulting  in  net  income   of

$3,742,749.   The value of an individual Unit in the  Partnership

increased  from $1,508.78 at June 30, 1997, 1997 to $1,587.24  at

September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's

total   trading   revenues   including   interest   income   were

$10,575,341.  During  the  first  three-quarters  of  year,   the

Partnership posted a
gain  in  Net Asset Value per Unit.  The most significant trading gains  were  recorded in the currency markets as a  result  of  a strengthening  in the value of the U.S. dollar relative  to  most

major   currencies  during  the  period  January  through  April.

Additional currency gains were recorded during the third  quarter from  transactions involving the German mark, Malaysian  ringgit,

Swedish  krona and Australian dollar.  A portion of  these  gains was  offset  by  losses from transactions involving  the  British pound  and  Canadian dollar during February, March  and  May.  In metals,  gains experienced from short gold futures  positions  in

January  and  July from long zinc futures positions in  July  and long  silver  futures  positions in September  more  than  offset losses  recorded  from  base  metals futures  during  the  second

quarter.   A portion of the Partnership's overall gains  for  the

first  nine months of the year was offset by losses from  trading energy  futures  as  oil and gas prices moved without  consistent direction  for  a  majority of the year.  One  exception  in  the energy  complex  was natural gas futures prices, which  increased during  the  third  quarter, thus resulting in  gains  from  long

positions.   In  soft commodities, losses recorded  from  trading

cocoa,  cotton and sugar futures during the third quarter  offset profits  recorded  during the first half of the  year  from  long coffee  futures positions.  In agricultural markets, losses  were recorded  from trading corn futures during the third quarter  and

soybean  oil  during  the first half of the year.   In  financial

futures, trading gains recorded from short Nikkei Index and long global interest rate futures during the third quarter more than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four

months  of  the  year.   Total  expenses  for  the  period   were

$6,356,635, resulting in net income of $4,218,706.  The value  of an individual Unit in the Partnership increased from $1,506.89 at

December 31, 1996 to $1,587.24 at September 30, 1997.



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

Gains were also recorded in metals as a downward move in aluminum futures prices during September resulted in gains from previously established short positions.  A portion of the overall gains  for the quarter was offset by losses experienced in the agricultural,

currency  and  soft  commodities markets.   In  the  agricultural

markets, losses were recorded as soybean and corn futures  prices moved in an inconsistent pattern during most of the quarter.

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




                               Dean Witter Diversified Futures
                               Fund III L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   10,  1997               By:  /s/   Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.