Form 10-K
period 1997-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1998-03-30
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $69,221,301.73 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . .   1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 .   2-5

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 . . 5-7

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders . . .7

Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . . . .8

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . . . .9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
 . 10-17

  Item 8. Financial Statements and Supplementary Data. . . .
 . .  17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . .  17
Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 .  18-23

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . .  23

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . .  .
 .     23

  Item13. Certain Relationships and Related Transactions . .
 . 23-24
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . .   25

             DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                        Part
of Form 10-K
     Partnership's Registration Statement
     On Form S-1, File No. 33-34989
     filed on May 21, 1990.                         I and IV

     Partnership's Registration Statement
     on Form S-1, File No. 33-47797
     filed on May 11, 1992.                         I and IV

     December 31, 1997 Annual Report
          for      the      Dean     Witter      Diversified
II and IV
     Futures Fund III L.P.






















                           PART I

Item 1.  BUSINESS

      (a)  General  Development  of  Business.  Dean  Witter

Diversified Futures Fund III L.P. (the "Partnership")  is  a

Delaware  limited  partnership  formed  to  engage  in   the

speculative trading of commodity futures contracts and other commodity interests, including, but not limited to,  forward

contracts   on  foreign  currencies,  options   on   futures

contracts and physical commodities.

          Units  of  limited  partnership  interest  in  the

Partnership  were  registered  pursuant  to  a  Registration

Statement  on  Form  S-1  (File No. 33-34989)  which  became effective  on  July  12, 1990.  The offering  of  units  was underwritten  on  a  "best efforts"  basis  by  Dean  Witter

Reynolds Inc. ("DWR").  The Partnership's general partner is

Demeter Management Corporation ("Demeter").  DWR and Demeter

are   wholly-owned  subsidiaries  of  Morgan  Stanley,  Dean

Witter, Discover & Co. ("MSDWD").  The Partnership commenced operations on November 1, 1990.  Additional units of limited partnership  interest  in  the Partnership  were  registered pursuant to Registration Statements on Form S-1 (File No. 33-

37189)  which  became  effective  on  October  11,  1990,  a

Registration Statement on Form S-1 (File No. 33-47797) which became  effective  on  June  30, 1992,  and  a  Registration

Statement  on  Form  S-1  (File No. 33-52446)  which  became effective on September 30, 1992.

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc.  ("Carr"),  a  subsidiary of Credit Agricole  Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency  trades.  DWR serves as the non-clearing  commodity broker for the Partnership with Carr providing all clearing

services for the Partnership's transactions.

      The  Partnership's net asset value  per  unit,  as  of

December  31, 1997, was $1,692.08, representing an  increase of  12.29  percent  from the net asset  value  per  unit  of

$1,506.89  at  December  31,  1996.   For  a  more  detailed

description  of the Partnership's business see  subparagraph

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

Witter  Futures  &  Currency Management  Inc.  ("DWFCM"),  a

wholly-owned  subsidiary of MSDWD and an affiliate  of  DWR,

and  Demeter.   For a detailed description of the  different

facets of the Partnership's business, see those portions  of the Partnership's Prospectus, dated June 30, 1992, filed  as

part   of  the  Registration  Statement  on  Form  S-1  (see

"Documents  Incorporated by Reference" Page  1),  set  forth below:

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 1-8).

      2.  Commodity  Markets          2.   "The  Commodities
Markets"
                                      (Pages 52-59).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Pages
       Trading Arrangements and       48-49). "The Trading
        Policies                        Manager" (Pages  37-
47).


       4.   Management  of  the Part-  4.   "The  Management
       Agreement"
        nership                        (Pages 50-52).   "The
General  Partner" (Pages                              33-35)
and   "The   Commodity                               Broker"
(Pages   49-50).                                        "The
Limited   Partner-                                      ship
Agreement" (Pages
                                       61-65).

     5.  Taxation of the Partner-  5.   "Federal Income  Tax
ship's  Limited Partners                Aspects" and  "State
and                                        Local Income  Tax
Aspects"                                      (Pages 70-77).

     (d)   Financial Information About Foreign and  Domestic
Operations and
         Export Sales.

        The Partnership has not engaged in any operations in

foreign
countries;  however, the Partnership (through the  commodity brokers)  enters  into forward contract  transactions  where foreign  banks  are  the contracting  party  and  trades  in futures interests on foreign exchanges.

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

Partnership,  certain  other limited  partnership  commodity pools  of which Demeter is the general partner, and  certain trading  advisors  to those pools.  On June  16,  1997,  the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed    fraud,   deceit,  negligent  misrepresentation,

various  violations  of  the California  Corporations  Code,

intentional   and   negligent  breach  of  fiduciary   duty,

fraudulent and unfair business practices, unjust enrichment,

and  conversion  in the sale and operation  of  the  various

limited   partnerships   commodity   pools.

 Similar  purported class actions were also  filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of  New  York, New York County, and on November 14, 1996  in

the  Superior  Court  of the State of Delaware,  New  Castle

County,  against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various

limited   partnership  commodity  pools, including the Partnership

 sold  by   DWR.   A consolidated and amended complaint in the

 action pending  in the  Supreme  Court of the State of New York was  filed  on August  13,  1997,  alleging that the  defendants

committed fraud,    breach   of   fiduciary   duty,   and    negligent

misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.    The   complaints    seek

unspecified amounts of compensatory and punitive damages and

other  relief.   It  is  possible  that  additional  similar

actions  may  be  filed and that, in  the  course  of  these

actions,  other  parties could be added as defendants.   The

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 5,802.  No distributions have been made by the

Partnership   since  it  commenced  trading  operations   on

November  1,  1990.  Demeter has sole discretion  to  decide what  distri-butions, if any, shall be made to investors  in the  Partnership.  No determination has yet been made as  to future distributions.

Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                          For the Years Ended December 31,
                            1997       1996         1995           1994
1993
Total Revenues
(including interest)     16,870,923  4,036,681    10,909,439     19,353,083
31,035,876


Net Income (Loss)         8,729,367 (5,408,768)   (3,937,613)     5,193,417
10,476,583


Net Income (Loss)
Per Unit (Limited
& General Partners)          185.19     (74.86)       (66.26)         91.72
109.66


Total Assets             73,774,146  81,320,352   102,412,462   120,022,299
143,073,846


Total Limited
Partners' Capital        70,564,013  78,452,540    98,628,520   115,956,558
138,530,684


Net Asset Value Per
Unit of Limited
Partnership Interest       1,692.08    1,506.89      1,581.75      1,648.01
1,556.29







Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND           RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are on deposit in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  in  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into  off-exchange contracts with a counterparty,  the  sole recourse  of the Partnership will be the clearinghouse,  the exchange  member or the off-exchange contract  counterparty,

as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter   deals  with  the  credit   risks   in   all

partnerships  for  which it serves as  General  Partner  in

several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount of its unrealized gains at each exchange, if any. The

Commodity Brokers inform each partnership, as with all their customers,  of  its  net  margin requirements  for  all  its existing  open positions, but do not break that  net  figure down,  exchange by exchange. Demeter, however, has installed a system which permits it to monitor each partnership's
potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options and forward contracts) in each
partnership's  account.   As of December  31,  1997,  Credit

Agricole Indosuez' total capital was over $3.25 billion  and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.

      Results  of  Operations.  As  of  December  1997,  the

Partnership's total capital was $72,259,628, a  decrease  of

$7,702,955   from   the  Partnership's  total   capital   of

$79,962,583 at December 31, 1996.  For the
year ended December 31, 1997, the Partnership generated  net

income   of  $8,729,367  and  total  redemptions  aggregated

$16,432,322.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$16,870,923.  The Partnership's total expenses for the  year were $8,141,556, resulting in net income of $8,729,367.  The value  of  an  individual unit in the Partnership  increased from $1,506.89 at December 31, 1996 to $1,692.08 at December

31, 1997.

      As  of  December  31,  1996, the  Partnership's  total

capital was $79,962,583, a decrease of $20,250,999 from  the

Partnership's total capital of $100,213,582 at December  31,

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.


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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and  is an affiliate of DWR and DWFCM.  DWD, DWR and Demeter may  each  be deemed to be "promoters" and/or a "parent"  of the Partnership within the meaning of the federal securities laws.

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

Stock

Exchange,  the  Chicago Board Options  Exchange,  and  other major securities exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity. As  of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of DWFCM.   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan

Stanley  retail  funds.  Mr. DeMartini has  been  with  Dean

Witter his

entire  career,  joining the firm  in  1975  as  an  account executive.  He served as a branch manager, regional director and national sales

director,   before  being  appointed  president  and   chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to his

                           - 20 -

departure,  held the positions of First Vice  President  and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the DWR Retail Products

Group.  Prior to joining DWR, Mr. Oelsner held positions  at

The First Boston Corporation as a member of the Research and

Investment  Banking  Departments from  1967  to  1981.   Mr.

Oelsner received his M.B.A. in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to joining

DWR,  Ms. Behnke held positions of increasing responsibility

at  L.F.  Rothschild & Co. and Carteret Savings  Bank.   Ms.

Behnke began her career

at  Arthur  Anderson & Co., where she was  employed  in  the audit division from 1982-1986.  She is a member of the AICPA

and   the  New  York  State  Society  of  Certified   Public

Accountants.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND  MANAGEMENT       (a)   Security  Ownership  of  Certain

Beneficial  Owners - As of December 31, 1997 there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter owned 1,002.091 Units of General  Partnership

Interest  representing  a  2.35  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form  10-K.   In  its  capacity as the Partnership's  retail

commodity   broker,   DWR   received   commodity   brokerage

commissions  (paid  and  accrued  by  the  Partnership)   of

$5,267,971  for the year ended December 31,  1997.   In  its

capacity   as  the  Partnership's  trading  manager,   DWFCM

received  management fees of $2,314,199 for the  year  ended

December 31, 1997.

                           PART IV

Item  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
REPORTS ON                 FORM 8-K


(a)  1. Listing of Financial Statements

The  following  financial  statements  and  report   of

independent  public accountants, all appearing  in  the

accompanying  1997  Annual  Report  to   Partners,  are

incorporated by reference in this Form 10-K:

          -      Report  of  Deloitte  &  Touche   LLP,
          independent  auditors, for  the  years  ended
          December 31, 1997, 1996 and 1995.

          -     Statements of Financial Condition as of
          December 31, 1997 and 1996.

          -     Statements  of Operations,  Changes  in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     -    Notes to Financial Statements.

With  the  exception of the aforementioned  information

and  the information incorporated in Items 7, 8 and 13,

the 1997 Annual Report to Partners is not deemed to  be

filed with this report.

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

                                                  DEAN     WITTER
                         DIVERSIFIED FUTURES FUND III L.P.

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 24,
1998
         Patti L. Behnke, Chief Financial
        Officer and Principal Accounting
        Officer

                         EXHIBIT INDEX

                                                             ITEM
METHOD OF FILING

 -3. Limited Partnership Agreement of
     the Partnership, dated as of
     July 12, 1990.                                   (1)

-3.                                                     Form   of
Amendment No. 1 to the
     Limited Partnership Agreement
     of the Partnership.                              (2)

-10.                                                   Management
Agreement among the
     Partnership, Demeter Management
     Corporation and Dean Witter Futures              (3)
     & Currency Management Inc. dated
     as of July 12, 1990.

-10. Form of Amendment No. 1 to the
     Management Agreement.                            (4)

-10. Customer Agreement Between the
              Partnership         and         Dean         Witter
Reynolds, Inc., dated as of                           (5)
     July 12, 1990.

-10. Form of Amendment No. 1 to the
     Customer Agreement.                              (6)

-13. December 31, 1997 Annual Report to Limited Partners.   (7)

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

Diversified
Futures
Fund III






December 31, 1997
Annual Report





                                              [LOGO OF DEAN WITTER APPEARS HERE]

DEAN WITTER
Two World Trade Center 62nd Floor
New York, NY 10048 Telephone (212) 392-8899

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the eighth annual report for the Dean Witter Diversified Futures Fund III L.P. (the "Fund"). The Fund began the year at a Net Asset Value of $1,506.89 and finished 1997 at $1,692.08, reflecting a gain of 12.2%. The Fund has increased by 69.2% since it began trading in November 1990 (a compound annualized return of 7.6%).

Gains were recorded during January and February as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen and most major European currencies. Additional gains were recorded during this two month period from long coffee futures positions as prices increased over concerns regarding the weather and labor conditions in South America. Smaller gains were recorded from short positions in the energy markets as oil and gas prices moved lower. Performance during March resulted in a portion of previous months' profits being given back as many of the markets that produced gains in January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher versus the U.S. dollar. Additional losses were recorded in the financial futures and most domestic commodities markets as prices in these markets moved in a choppy pattern.

Losses were experienced during April as the difficult trading environment that began in March continued. The most significant losses were recorded in the financial futures markets as domestic bond prices rallied higher late in the month after showing signs of trending lower previously. Small losses were recorded during May as profits in soft commodities and financial futures were more than offset by losses in the energy and currency markets. During June, losses were recorded from long copper futures positions as prices moved lower late in the month. Smaller losses were recorded from trading in soft commodities and energies. A portion of these losses was offset by gains from long global interest rate and stock index futures positions as prices in these markets moved higher.

During July, profits were recorded from long positions in global interest rate futures as U.S., Australian, European and Japanese interest rate futures prices trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened relative to the German mark. A sharp trend reversal in global interest rate futures prices during August resulted in a giveback of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after moving lower previously. A strong upward move in international interest rate futures prices during September resulted in gains for the Fund's long positions. Smaller gains were recorded from long natural gas futures positions as prices in this market also increased.

A sharp trend reversal in international interest rate futures prices during October resulted in a give-back of a portion of September's profits. Additional losses were recorded as a result of short-term volatility in domestic bond and stock index futures throughout a majority of the month. Trading gains recorded in the currency and agricultural markets offset a small portion of the overall losses for the month. During November and December, profits were recorded in the currency markets from short Japanese yen positions as the value of the yen decreased relative to the U.S. dollar and other world currencies amid concerns of the stability of the Asian economy. Additional profits were recorded from short gold futures positions as gold prices declined to their lowest level in over twelve years.

1997 was a profitable year for the Fund as profits were recorded from sustained price movements in the currency markets during January and February and then again in November and December from short Japanese yen positions as the value of the U.S. dollar increased versus the yen. Additional gains were also recorded from long global interest rate futures positions during June and July. Although many of the profitable periods with long price trends were followed by trend reversals and short-term volatile price movement, Dean Witter Futures & Currency Management, Inc.'s ("DWFCM's") intermediate to long-term trend-following trading methodology was able to retain profits. Looking ahead, we remain confident in DWFCM's time tested methodology and in its ability to profit over long-term periods.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Mark J. Hawley


    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund III L.P. (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund III L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


February 17, 1998
New York, New York

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ---------------------
                                                       1997       1996
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                               62,384,530 79,927,495
 Net unrealized gain on open contracts              11,155,386  1,118,317
                                                    ---------- ----------
 Total Trading Equity                               73,539,916 81,045,812
Interest receivable (DWR)                              230,391    274,540
Due from DWR                                             3,839        --
                                                    ---------- ----------
 Total Assets                                       73,774,146 81,320,352
                                                    ========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                 1,237,455    938,829
 Accrued management fee (DWFCM)                        185,798    204,690
 Administrative expenses payable                        91,265     97,983
 Accrued brokerage commissions (DWR)                       --     100,576
 Accrued transaction fees and costs                        --      15,691
                                                    ---------- ----------
 Total Liabilities                                   1,514,518  1,357,769
                                                    ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (41,702.594 and 52,062.498 Units,
   respectively)                                    70,564,013 78,452,540
 General Partner (1,002.091 Units)                   1,695,615  1,510,043
                                                    ---------- ----------
 Total Partners' Capital                            72,259,628 79,962,583
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            73,774,146 81,320,352
                                                    ========== ==========
NET ASSET VALUE PER UNIT                              1,692.08   1,506.89
                                                    ========== ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF OPERATIONS

                                             FOR THE YEARS
                                                 ENDED
                                             DECEMBER 31,
                                   ---------------------------------
                                      1997       1996        1995
                                   ---------- ----------  ----------
                                       $          $           $
REVENUES
Trading Profit (Loss):
 Realized                           3,815,795  5,496,387  15,303,022
 Net change in unrealized          10,037,069 (4,799,679) (9,312,580)
                                   ---------- ----------  ----------
  Total Trading Results            13,852,864    696,708   5,990,442
Interest income (DWR)               3,018,059  3,339,973   4,918,997
                                   ---------- ----------  ----------
  Total Revenues                   16,870,923  4,036,681  10,909,439
                                   ---------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)         5,267,971  6,272,319   9,754,458
Management fee (DWFCM)              2,314,199  2,579,203   3,412,913
Transaction fees and costs            443,386    509,927     929,298
Administrative expenses               116,000     84,000      26,000
Incentive fee (DWFCM)                     --         --      724,383
                                   ---------- ----------  ----------
  Total Expenses                    8,141,556  9,445,449  14,847,052
                                   ---------- ----------  ----------
NET INCOME (LOSS)                   8,729,367 (5,408,768) (3,937,613)
                                   ========== ==========  ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                    8,543,795 (5,333,749) (3,871,218)
General Partner                       185,572    (75,019)    (66,395)
NET INCOME (LOSS) PER UNIT:
Limited Partners                      185.19     (74.86)     (66.26)
General Partner                       185.19     (74.86)     (66.26)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                     UNITS OF
                    PARTNERSHIP    LIMITED     GENERAL
                     INTEREST     PARTNERS     PARTNER      TOTAL
                    -----------  -----------  ---------  -----------
                                      $           $           $
Partners' Capital,
December 31, 1994    71,363.599  115,956,558  1,651,457  117,608,015
Net Loss                    --    (3,871,218)   (66,395)  (3,937,613)
Redemptions          (8,007.638) (13,456,820)       --   (13,456,820)
                    -----------  -----------  ---------  -----------
Partners' Capital,
December 31, 1995    63,355.961   98,628,520  1,585,062  100,213,582
Net Loss                    --    (5,333,749)   (75,019)  (5,408,768)
Redemptions         (10,291.372) (14,842,231)       --   (14,842,231)
                    -----------  -----------  ---------  -----------
Partners' Capital,
December 31, 1996    53,064.589   78,452,540  1,510,043   79,962,583
Net Income                  --     8,543,795    185,572    8,729,367
Redemptions         (10,359.904) (16,432,322)       --   (16,432,322)
                    -----------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997    42,704.685   70,564,013  1,695,615   72,259,628
                    ===========  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                         8,729,367   (5,408,768)  (3,937,613)
Noncash item included in
  net income (loss):
 Net change in unrealized               (10,037,069)   4,799,679    9,312,580
(Increase) decrease in operating as-
  sets:
 Interest receivable (DWR)                   44,149       83,024      100,529
 Due from DWR                                (3,839)     160,019     (160,019)
Increase (decrease) in operating
  liabilities:
 Accrued management fee (DWFCM)             (18,892)     (52,990)     (44,671)
 Administrative expenses payable             (6,718)     (69,620)     (11,237)
 Accrued brokerage commissions (DWR)       (100,576)    (260,635)      40,759
 Accrued transaction fees and costs         (15,691)     (19,483)      13,180
                                        -----------  -----------  -----------
Net cash provided by (used for) oper-
  ating activities                       (1,409,269)    (768,774)   5,313,508
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                   298,626     (438,383)    (213,435)
Redemptions of units                    (16,432,322) (14,842,231) (13,456,820)
                                        -----------  -----------  -----------
Net cash used for financing activities  (16,133,696) (15,280,614) (13,670,255)
                                        -----------  -----------  -----------
Net decrease in cash                    (17,542,965) (16,049,388)  (8,356,747)
Balance at beginning of period           79,927,495   95,976,883  104,333,630
                                        -----------  -----------  -----------
Balance at end of period                 62,384,530   79,927,495   95,976,883
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Diversified Futures Fund III L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and other commodity interests are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--The Partnership accrues brokerage commissions on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis.

Prior to September 1, 1996, brokerage commissions were capped at 3/4 of 1% per month of the Partnership's Net Assets as defined in the Limited Partnership Agreement.

As of September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership have been capped at 13/20 of 1% per month of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement).

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities, to a maximum of 3/5 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS--Limited Partners are able to redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


2. RELATED PARTY TRANSACTIONS

Under its Customer Agreement with DWR, the Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership. Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued daily at the rate of 1/4 of 1% per month of the Net Assets, as defined in the Management Agreement, at each month-end.

INCENTIVE FEE--The Partnership will pay a quarterly incentive fee to DWFCM equal to 15% of the "Trading Profits", as defined in the Management Agreement, earned by the Partnership as of the end of each calendar quarter. Such incentive fee is accrued in each month in which "Trading Profits" occur. In those months in which "Trading Profits" are negative, previous accruals, if any, during the incentive period will be reduced.

3. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                                                CONTRACT OR NOTIONAL AMOUNT
                                                ---------------------------
                                                    1997          1996
                                                ------------- -------------
                                                      $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase                           21,796,000           --
Commodity Futures:
 Commitments to Purchase                            2,964,000    13,206,000
 Commitments to Sell                               44,840,000    40,027,000
Foreign Futures:
 Commitments to Purchase                          143,405,000    43,199,000
 Commitments to Sell                               32,821,000    80,268,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS
 Commitments to Purchase                          144,840,000   220,399,000
 Commitments to Sell                              277,442,000   284,187,000

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $11,155,386 and $1,118,317 at December 31, 1997 and 1996,
respectively.

Of the $11,155,386 net unrealized gain on open contracts at December 31, 1997, $4,510,208 related to exchange-traded futures contracts and $6,645,178 related to off-exchange-traded forward currency contracts.

Of the $1,118,317 net unrealized gain on open contracts at December 31, 1996, $2,867,245 related to exchange-traded futures contracts and $(1,748,928) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through June 1998 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through April 1998 and February 1997, respectively. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange traded-futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $66,894,738 and $82,794,740 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                       1997
                              -----------------------
                                ASSETS    LIABILITIES
                              ----------- -----------
                                   $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures             21,847,000  73,460,000
 Commodity Futures             29,351,000  34,585,000
 Foreign Futures               89,567,000  52,168,000
OFF-EXCHANGE-TRADED
  FORWARD CURRENCY CONTRACTS  164,466,000 219,214,000
                                       1996
                              -----------------------
                                ASSETS    LIABILITIES
                              ----------- -----------
                                   $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures            105,297,000  55,515,000
 Commodity Futures             48,290,000  34,261,000
 Foreign Futures              150,041,000  54,933,000
OFF-EXCHANGE-TRADED
  FORWARD CURRENCY CONTRACTS  254,647,000 280,645,000

4. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, DWFCM, Demeter, MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148