Form 10-Q
period 1998-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1998-05-14
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-34989

             DEAN  WITTER  DIVERSIFIED  FUTURES  FUND  III   L.P.
(Exact name of registrant as specified in its charter)


          Delaware                               13-3577501
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY          10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1998 (Unaudited) and December 31, 1997......2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters ended March 31, 1998 and 1997 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-14


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................15-16

Item 6. Exhibits and Reports on Form 8-K..................17








                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      March 31,      December 31,
                                         1998            1997
                                          $               $
                                     (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
        Cash                      67,822,066       62,384,530
    Net unrealized gain (loss) on open contracts  (1,208,966)     11,155,386

    Total Trading Equity          66,613,100       73,539,916

    Interest receivable (DWR)        235,004          230,391
    Due from DWR                      72,818           3,839

    Total Assets                  66,920,922       73,774,146


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable              941,323        1,237,455
    Accrued management fee (DWFCM)   168,279          185,798
    Administrative expenses payable   101,452          91,265

    Total Liabilities              1,211,054        1,514,518

Partners' Capital

 Limited Partners (40,041.842 and
  41,702.594 Units, respectively) 64,105,556       70,564,013
 General Partner (1,002.091 Units)  1,604,312       1,695,615

    Total Partners' Capital       65,709,868       72,259,628

     Total  Liabilities and Partners' Capital  66,920,922   73,77
4,146

NET ASSET VALUE PER UNIT            1,600.96         1,692.08


        The accompanying footnotes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        9,524,528        5,890,942
Net change in unrealized         (12,364,352)    1,416,521

      Total Trading Results       (2,839,824)    7,307,463

    Interest Income (DWR)           683,595        828,678

      Total Revenues              (2,156,229)    8,136,141


EXPENSES

    Brokerage commissions (DWR)   1,044,454      1,508,305
    Management fee (DWFCM)          520,826        646,282
    Transaction fees and costs       91,637        115,756
    Administrative expenses          21,000         27,000

      Total Expenses              1,677,917      2,297,343

NET INCOME (LOSS)                 (3,834,146)    5,838,798

NET INCOME (LOSS) ALLOCATION

    Limited Partners              (3,742,843)    5,729,875
    General Partner                  (91,303)      108,923

NET INCOME (LOSS) PER UNIT

    Limited Partners                  (91.12)       108.70
    General Partner                   (91.12)       108.70



        The accompanying footnotes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
    December  31, 1996    53,064.589 $78,452,540       $1,510,043
$79,962,583

Net Income                   -     5,729,875  108,923  5,838,798

Redemptions                   (2,617.338)(4,299,437)            -
(4,299,437)

Partners' Capital,
    March  31,  1997        50,447.251  $79,882,978    $1,618,966
$81,501,944




Partners' Capital,
    December  31, 1997     42,704.685 $70,564,013      $1,695,615
$72,259,628

Net  Loss                            -(3,742,843)   (91,303)    (
3,834,146)

Redemptions                 (1,660.752)(2,715,614)              -
(2,715,614)

Partners' Capital
    March 31, 1998         41,043.933$64,105,556       $1,604,312
$65,709,868










         The accompanying footnotes are an integral part of these financial statements.




         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (3,834,146)  5,838,798
 Noncash item included in net income (loss):
    Net change in unrealized     12,364,352    (1,416,521)

 Increase in operating assets:
    Interest receivable (DWR)         (4,613)     (23,162)
    Due from DWR                     (68,979)    (140,925)

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (17,519)        3,356
    Administrative expenses payable  10,187         14,780
    Accrued brokerage commissions (DWR)-           122,668
       Accrued   transaction   fees   and    costs              -
964

 Net cash provided by operating activities 8,449,282  4,399,958


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in redemptions payable    (296,132)   (181,948)
 Redemptions of units             (2,715,614)  (4,299,437)

 Net cash used for financing activities (3,011,746)(4,481,385)


 Net increase (decrease) in cash  5,437,536       (81,427)

 Balance at beginning of period  62,384,530     79,927,495

 Balance at end of period        67,822,066     79,846,068




        The accompanying footnotes are an integral part of these financial statements.



          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Dean Witter Diversified

Futures   Fund  III  L.P.  (the  "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Diversified Futures Fund III L.P. was organized  to engage  in  the  speculative trading  of  commodity  futures  and futures-related contracts, including forward contracts on foreign currencies.  The general partner for the Partnership  is  Demeter

Management  Corporation ("Demeter").  The non-clearing  commodity broker is Dean Witter Reynolds Inc. ("DWR"), with an unaffiliated broker,  Carr  Futures,  Inc. ("Carr"),  providing  clearing  and execution  services.  The Trading Manager who makes  all  trading decisions for the Partnership is Dean Witter Futures and Currency

Management,  Inc.  ("DWFCM").  Demeter, DWR, and  DWFCM  are  all

wholly-owned  subsidiaries of Morgan Stanley Dean  Witter  &  Co.

("MSDW").


2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current 13-week U.S.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  Management and incentive  fees  (if any) incurred by the Partnership are paid to DWFCM.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                               Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       9,439,000        21,796,000
     Commitments  to  Sell           64,527,000                 -
Commodity Futures:
   Commitments to Purchase       1,513,000         2,964,000
   Commitments to Sell          20,483,000        44,840,000
 Foreign Futures:
   Commitments to Purchase      89,833,000       143,405,000
   Commitments to Sell          69,261,000        32,821,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     242,257,000       144,840,000
   Commitments to Sell         284,998,000       277,442,000

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same date  in  the  future.  These commitments are  economically  off-

setting,  but  are  not offset in the forward  market  until  the settlement date.


The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statements  of Financial Condition and totaled  $(1,208,966)

and  $11,155,386  at  March  31,  1998  and  December  31,  1997,

respectively.



Of  the  $(1,208,966) net unrealized loss on  open  contracts  at

March  31,  1998,  $1,227,070 related to exchange-traded  futures contracts and $(2,436,036) related to off-exchange-traded forward currency contracts.



Of  the  $11,155,386  net unrealized gain on  open  contracts  at

December 31, 1997, $4,510,208 related to exchange-traded  futures contracts  and $6,645,178 related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through December 1998

and   June   1998,  respectively.   Off-exchange-traded   forward

currency

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



contracts held by the Partnership at March 31, 1998 and  December

31, 1997 mature through July 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR and  Carr,  as the  futures  commission merchants for all of  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures contracts including an amount  equal  to the  net  unrealized  gain (loss) on all open  futures  contracts which funds totaled $69,049,136 and $66,894,738 at March 31, 1998

and   December  31,  1997,  respectively.  With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there are no daily

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform.  Carr's Parent, Credit Agricole  Indosuez,

has guaranteed Carr's obligations to the Partnership.



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                              March 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  33,551,000      16,132,000
  Commodity Futures                   1,119,000      29,874,000
  Foreign Futures                   130,156,000      45,262,000
Off-Exchange-Traded Forward
 Currency Contracts                 216,271,000     288,616,000


                                             December 1997
                                       Assets         Liabilities
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



Liquidity  - The Partnership's assets are on deposit in  separate commodity  interest  trading accounts  with  DWR  and  Carr,  the commodity  brokers and are used by the Partnership as  margin  to

engage   in  commodity  futures,  forward  contracts  and   other

commodity  interest trading.  DWR and Carr hold  such  assets  in either  designated depositories or in securities approved by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade  in  commodity futures contracts  and  other  commodity interests,  it is expected that the Partnership will continue  to own such liquid assets for margin purposes.



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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading losses net of interest income were $2,156,229. During the first  quarter, the Partnership posted a loss in Net Asset  Value per  Unit.  The most significant losses were recorded in currency markets  due  primarily to short-term volatility  caused  by  the economic instability in the Far East.  During January, the upward trend  in the value of the U.S. dollar reversed lower in response to  the Japanese government's proposed economic stimulus package.

This reversal resulted in losses for previously established short

Japanese yen positions.  Additional currency losses were recorded in  February  as  the  value of the yen moved without  consistent

direction.    Smaller  losses  were  recorded  from  transactions

involving  the German mark, Australian dollar and British  pound.

A small portion of these losses was offset by gains in March from transactions involving the German mark, Swiss franc and  Japanese

yen.   In  metals, losses were recorded from long silver  futures positions  as  silver  prices reversed lower  in  February  after rallying  higher  during January.  Smaller losses  were  recorded

from  trading  base  metals futures during March.   Additionally,

trendless  movement in soybean futures prices during January  and

March  resulted in losses for the Partnership.  A portion of  the

Partnership's overall losses for the quarter was offset by  gains in  financial  futures  trading.  The most significant  of  these gains were recorded from long European bond futures positions, as well  as from long S&P 500 Index futures positions, as prices  in these  markets  trended  higher  throughout  a  majority  of  the quarter.  In the soft commodities and energy markets, gains  were recorded  from  short  sugar and crude oil futures  positions  as prices trended lower during January and February before reversing

higher  during  March.   Total  expenses  for  the  quarter  were

$1,677,917, resulting in a net loss of $3,834,146.  The value  of an individual Unit in the Partnership decreased from $1,692.08 at

December 31, 1997 to $1,600.96 at March 31, 1998.



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

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interest in limited partnership  commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDW

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"),  the  Partnership, certain other  limited  partnership commodity  pools  of  which Demeter is the general  partner,  and certain  trading advisors to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended complaint,  alleging,  among other things,  that  the  defendants

committed   fraud,  deceit, negligent misrepresentation,  various

violations  of the California Corporations Code, intentional  and

negligent  breach  of  fiduciary  duty,  fraudulent  and   unfair

business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.

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

     A)    Exhibits. - None.

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




                               Dean Witter Diversified Futures
                               Fund III L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:  /s/   Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.