Form 10-Q
period 1998-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1998-08-13
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-19116

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        June 30, 1998 (Unaudited) and December 31, 1997.......2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months
     Ended June 30, 1998 and 1997 (Unaudited)..............4

     Statements of Changes in Partners' Capital for the Six Months ended June 30, 1998 and 1997 (Unaudited)...5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................20

Item 6. Exhibits and Reports on Form 8-K..................21




                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                              58,287,256      62,384,530
 Net unrealized gain on open contracts   6,359,170 11,155,386

 Total Trading Equity              64,646,426      73,539,916

Interest receivable (DWR)             201,390         230,391
Due from DWR                           76,050           3,839

 Total Assets                      64,923,866      73,774,146


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  776,492       1,237,455
 Accrued management fees (DWFCM)      163,300         185,798
 Administrative expenses payable      123,566          91,265

 Total Liabilities                  1,063,358       1,514,518

Partners' Capital

 Limited Partners (38,324.673 and
     41,702.594 Units, respectively)62,233,269    70,564,013
 General Partner (1,002.091 Units)   1,627,239      1,695,615

 Total Partners' Capital           63,860,508      72,259,628

 Total Liabilities and Partners' Capital  64,923,866 73,774,146

NET ASSET VALUE PER UNIT             1,623.84        1,692.08

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (5,698,889)  (2,552,161)
    Net change in unrealized     7,568,136    (1,489,076)

      Total Trading Results      1,869,247    (4,041,237)

    Interest Income (DWR)          633,966       783,263

      Total Revenues               2,503,213  (3,257,974)


EXPENSES

    Brokerage commissions (DWR)  1,045,126    1,390,726
    Management fees (DWFCM)        486,789      576,906
    Transaction fees and costs      77,718      109,235
    Administrative expenses         25,000         28,000

      Total Expenses             1,634,633    2,104,867

NET INCOME (LOSS)                  868,580    (5,362,841)


NET INCOME (LOSS) ALLOCATION

    Limited Partners               845,653   (5,255,805)
    General Partner                 22,927      (107,036)


NET INCOME (LOSS) PER UNIT

    Limited Partners                 22.88       (106.81)
    General Partner                  22.88       (106.81)

          The accompanying notes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $

REVENUES
 Trading profit (loss):
    Realized                     3,825,639    3,338,781
    Net change in unrealized     (4,796,216)       (72,555)

      Total Trading Results        (970,577)  3,266,226

    Interest Income (DWR)        1,317,561    1,611,941

      Total Revenues              346,984     4,878,167


EXPENSES

    Brokerage commissions (DWR)  2,089,580    2,899,031
    Management fees (DWFCM)      1,007,615    1,223,188
    Transaction fees and costs     169,355      224,991
    Administrative expenses         46,000         55,000

      Total Expenses             3,312,550    4,402,210

NET INCOME (LOSS)                (2,965,566)    475,957


NET INCOME (LOSS) ALLOCATION

    Limited Partners             (2,897,190)    474,070
    General Partner                 (68,376)      1,887


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (68.24)       1.89
    General Partner                  (68.24)       1.89


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1996     53,064.589 $78,452,540       $1,510,043      $79,962,583
Net Income                   -       474,070     1,887  475,957

Redemptions               (5,460.711)  (8,614,974)              -
(8,614,974)

Partners' Capital,
  June 30, 1997          47,603.878$70,311,636       $1,511,930   $71,823,566




Partners' Capital,
  December 31, 1997     42,704.685 $70,564,013      $1,695,615     $72,259,628
Net  Loss                      -   (2,897,190)     (68,376)(2,965
,566)

Redemptions              (3,377.921)  (5,433,554)            -           (5,433,554)

Partners' Capital,
  June 30, 1998          39,326.764$62,233,269      $1,627,239     $63,860,508





           The accompanying notes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (2,965,566)            475,957
 Noncash item included in net income (loss):
    Net change in unrealized      4,796,216              72,555

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        29,001              32,259
    Due from DWR                    (72,211)             (58,423)

 Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)(22,498)              (16,817)
    Administrative expenses payable 32,301               5,929
    Accrued brokerage commissions (DWR)-                 145,233
       Accrued    transaction   fees    and    costs            -
(512)

   Net   cash   provided   by  operating  activities    1,797,243
656,181


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase  (decrease)  in  redemptions  payable(460,963)      1
,565,839
   Redemptions  of  units              (5,433,554)              (
8,614,974)

  Net  cash  used  for  financing activities   (5,894,517)      (
7,049,135)


   Net  decrease  in  cash              (4,097,274)             (
6,392,954)

  Balance  at  beginning  of  period   62,384,530               7
9,927,495

  Balance  at  end  of  period         58,287,256               7
3,534,541

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

Partner  is Demeter Management Corporation ("Demeter"). The  non-

clearing  commodity broker is Dean Witter Reynolds Inc.  ("DWR"),

with an unaffiliated clearing commodity broker, Carr Futures Inc.

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

Demeter,  DWR,  and  DWFCM are all wholly-owned  subsidiaries  of

Morgan Stanley Dean Witter & Co. ("MSDW").


2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership  are  paid  to DWR.  Management  and  incentive  fees incurred by the Partnership are paid to DWFCM.

3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest

rates,  stock indices, commodities and currencies.   Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:

                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     52,154,000         21,796,000
   Commitments to Sell          8,813,000              -
 Commodity Futures:
   Commitments to Purchase      4,847,000          2,964,000
   Commitments to Sell         20,636,000         44,840,000
 Foreign Futures:
   Commitments to Purchase    147,274,000        143,405,000
   Commitments to Sell        192,612,000         32,821,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    333,195,000        144,840,000
   Commitments to Sell        438,660,000        277,442,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $6,359,170 and

$11,155,386 at June 30, 1998 and December 31, 1997, respectively.



Of  the $6,359,170 net unrealized gain on open contracts at  June

30, 1998, $1,543,102 related to exchange-traded futures contracts and  $4,816,068  related to off-exchange traded forward  currency contracts.



Of  the  $11,155,386  net unrealized gain on  open  contracts  at

December 31, 1997, $4,510,208 related to exchange-traded  futures contracts  and $6,645,178 related to off-exchange-traded  forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30, 1998 and December 31, 1997 mature through December 1998 and

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


June  1998,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1998 and  December

31,   1997   mature   through  October  1998  and   April   1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis.  Each of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the net unrealized gain on all open futures contracts, which

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




funds,  in the aggregate, totaled $59,830,358 and $66,894,738  at

June  30, 1998 and December 31, 1997, respectively. With  respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).


For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                  27,252,000      24,312,000
  Commodity Futures                   2,608,000      27,340,000
  Foreign Futures                   111,387,000      73,657,000
Off-Exchange-Traded Forward
 Currency Contracts                 258,108,000     314,823,000

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



                                        December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.

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



Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Redemptions and exchanges of

Units  of Limited Partnership Interest in the future will  affect the  amount of funds available for investment in futures interest in  subsequent periods.  Since they are at the discretion of  the

Limited Partners, it is not possible to estimate the amount,  and therefore, the impact of future redemptions.


Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  revenues including interest income of  $2,503,213

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains were recorded in the currency  markets  during

May  from  short Japanese yen positions as the value of  the  yen reached its lowest level relative to the U.S. dollar since  1991.

Additional  gains  were  recorded during June  from  short  South

African rand positions as its value also trended lower versus the

U.S. dollar despite intervention by the South African government.

Currency gains were also recorded from trading the Swedish  krona

and   Australian   dollar  throughout  the  quarter.    In   soft

commodities,  gains  were  recorded  from  short  coffee  futures

positions  as prices moved lower during April and June.   Smaller

gains were recorded during the second quarter in the agricultural and  metals  markets  from short positions  in  corn,  wheat  and aluminum futures.  A portion of these gains was offset by  losses

in  the  financial  futures markets during April  and  June.   In

April,  losses  were  recorded  from  long  global  bond  futures positions  as  Australian, Japanese and  European  interest  rate futures  prices reversed lower after trending higher  previously.

The  previous trend higher in global interest rate futures prices reemerged  during May.  However, additional losses were  recorded during June as this upward move reversed sharply lower during mid-

month  in reaction to the Federal Reserve's intervention to  halt the  downward slide of the Japanese yen.  Additional losses  were recorded from trading global stock index futures during April and

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during June after trending lower previously.  Total expenses  for the  three  months ended June 30, 1998 were $1,634,633, resulting in  net  income of $868,580.  The value of an individual Unit  in the  Partnership increased from $1,600.96 at March  31,  1998  to

$1,623.84 at June 30, 1998.

For  the six months ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $346,984  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses were  recorded  in  the metals  markets during the first quarter from long silver futures positions  as  silver  prices reversed lower  in  February  after rallying  higher during January. Additional losses were  recorded from  trading gold futures during much of the first half  of  the

year.   Smaller  losses were recorded from  trading  base  metals

futures  during  March  and  May.  In financial  futures,  losses recorded during the second quarter from short Nikkei Stock  Index futures  positions, as well as from long Australian bond  futures positions  more  than offset profits recorded  during  the  first quarter  from long European bond futures positions.  In  currency trading, significant losses recorded during the first quarter due primarily  to short-term volatility in the value of the  Japanese yen  were  offset during the second quarter by gains  from  short

Japanese  yen  positions  as its value moved  dramatically  lower

during  May.   Additional currency gains recorded in  the  second

quarter  from  trading the Swedish krona and South  African  Rand offset  losses recorded in European currencies during  the  first six  months  of  the year.  Additionally, trendless  movement  in soybean  futures  prices during January  and  March  resulted  in

smaller   losses   for  the  Partnership.   A  portion   of   the

Partnership's overall losses for the first half of the  year  was offset by gains in soft commodities recorded from short sugar futures positions as prices trended lower during January and

February  and  from  short  coffee futures  positions  as  prices trended lower during April and June.  Total expenses for the  six months  ended June 30, 1998 were $3,312,550, resulting in  a  net

loss  of  $2,965,566.   The value of an individual  Unit  in  the

Partnership  decreased from $1,692.08 at  December  31,  1997  to

$1,623.84 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income of  $3,257,974  and posted  a  decrease  in  Net Asset Value per  Unit.  Losses  were recorded in the financial futures markets during April from short positions  in  U.S. interest rate futures as prices moved  higher

late  in  the  month.   This upward price move  resulted  in  the

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

dollar versus the Japanese yen during April were more than offset by  losses  recorded from transactions involving the Swiss  franc during  June and from transactions involving the Canadian  dollar and  British  pound  during May.  A portion of the  Partnership's overall  losses  for the quarter was offset by gains  experienced from  long  coffee  futures positions as  coffee  prices  trended higher  during April and May.  Gains recorded from short  soybean and  corn  futures  positions, as prices in these  markets  moved lower  during  June, also helped to mitigate  losses  during  the quarter.  Total expenses for the three months ended June 30, 1997

were  $2,104,867,  resulting in a net loss  of  $5,362,841.   The

value  of  an  individual Unit in the Partnership decreased  from

$1,615.59 at March 31, 1997 to $1,508.78 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $4,878,167 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  trading gains were recorded in the currency  markets as  a  result of a strengthening in the value of the U.S.  dollar during  the  period January through April.  A  portion  of  these gains  was  offset  by  losses  from transactions  involving  the

British pound and Canadian dollar during February, March and May.

Gains  were  also recorded in soft commodities from  long  coffee futures positions as coffee prices trended steadily higher during

January  and  February and again during April and  May.   Trading

gains were also recorded in the agricultural markets from trading soybean and corn futures.

A  majority of the Partnership's overall gains for the first half of the year were offset by losses in global interest rate futures as  prices in these markets moved in a short-term volatile  range during  the  period January to April.  Losses were also  recorded from trading energy futures during the second quarter as oil  and gas  prices  moved without consistent direction.  Smaller  losses were recorded in metals as gains recorded from short gold futures positions during January were more than offset by losses in  base metals futures trading during the second quarter.  Total expenses for the six months ended June 30, 1997 were $4,402,210, resulting in  net  income of $475,957.  The value of an individual Unit  in the Partnership increased from $1,506.89 at December 31, 1996  to

$1,508.78 at June 30, 1997.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March
31, 1998.

Item 6. Exhibits and Reports on Form 8-K


Reports on Form 8-K. - No such reports have been

filed for the quarter ended June 30, 1998.

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




                               Dean Witter Diversified Futures
                               Fund III L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By: /s/  Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.