Form 10-Q
period 1998-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1998-11-13
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        September 30, 1998 (Unaudited) and December 31, 1997..2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)...............3

     Statements of Operations for the Nine Months
     Ended September 30, 1998 and 1997 (Unaudited).........4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1998 and 1997
        (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-22

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................23

Item 6. Exhibits and Reports on Form 8-K..................23






                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
 Cash                              61,672,235      62,384,530
 Net unrealized gain on open contracts    8,025,424   11,155,386

 Total Trading Equity              69,697,659      73,539,916

Interest receivable (DWR)              208,155        230,391
Due from DWR                         -                   3,839

 Total Assets                      69,905,814      73,774,146


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                1,841,945       1,237,455
 Accrued management fees (DWFCM)      175,652         185,798
     Administrative     expenses    payable               156,566
91,265

 Total Liabilities                  2,174,163       1,514,518


Partners' Capital

 Limited Partners (36,736.369 and
  41,702.594 Units, respectively)  66,971,284      70,564,013
 General Partner (417.091 and
  1,002.091 Units, respectively)      760,367       1,695,615

 Total Partners' Capital           67,731,651      72,259,628

 Total Liabilities and Partners' Capital  69,905,814 73,774,146


NET ASSET VALUE PER UNIT             1,823.02        1,692.08

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                          6,889,323      1,345,880
Net change in unrealized           1,666,254   3,610,429
      Total Trading Results        8,555,577   4,956,309
 Interest Income (DWR)               624,599     740,867

      Total Revenues               9,180,176   5,697,176


EXPENSES

   Brokerage   commissions  (DWR)           961,334     1,264,802
Management   fees   (DWFCM)                502,281        555,911
Transaction   fees   and  costs              75,373       101,714
Administrative expenses               33,000      32,000

                                Total   Expenses   1,571,988    1
,954,427

NET INCOME                         7,608,188    3,742,749


NET INCOME ALLOCATION

 Limited Partners                  7,408,593   3,664,124
 General Partner                     199,595      78,625


NET INCOME PER UNIT

 Limited Partners                     199.18       78.46
 General Partner                      199.18       78.46

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    10,714,962     4,684,660
    Net change in unrealized     (3,129,962)   3,537,873

      Total Trading Results      7,585,000     8,222,533

 Interest Income (DWR)           1,942,160     2,352,808

      Total Revenues             9,527,160    10,575,341


EXPENSES

 Brokerage commissions (DWR)     3,050,914     4,163,833
 Management fees (DWFCM)         1,509,896     1,779,100
 Transaction fees and costs        244,728       326,702
 Administrative expenses            79,000         87,000

      Total Expenses             4,884,538     6,356,635

NET INCOME                       4,642,622     4,218,706


NET INCOME ALLOCATION

 Limited Partners                4,511,403     4,138,194
 General Partner                   131,219        80,512

NET INCOME PER UNIT

 Limited Partners                   130.94         80.35
 General Partner                    130.94         80.35


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
 December 31, 1996   53,064.589            $78,452,540           $1,510,043
$79,962,583

Net Income              -                  4,138,194             80,512
4,218,706

Redemptions           (8,480.518)            (13,415,851)                   -
(13,415,851)

Partners' Capital
 September 30, 1997   44,584.071            $69,174,883            $1,590,555
$70,765,438




Partners' Capital
 December 31, 1997   42,704.685            $70,564,013           $1,695,615
$72,259,628

Net Income              -                  4,511,403             131,219
4,642,622

Redemptions           (5,551.225)           (8,104,132)            (1,066,467)
(9,170,599)

Partners' Capital
 September 30, 1998   37,153.460           $66,971,284               $760,367
$67,731,651






           The accompanying notes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                          4,642,622                 4
,218,706
Noncash item included in net income:
      Net  change  in  unrealized       3,129,962               (
3,537,873)

Decrease in operating assets:
    Interest receivable (DWR)        22,236              42,727
    Due from DWR                      3,839              -

Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)  (10,146)            (23,225)
    Administrative expenses payable  65,301              30,229
    Accrued brokerage commissions (DWR)-                 63,887
       Accrued    transaction   fees    and    costs            -
(2,622)

Net    cash   provided   by   operating   activities    7,853,814
791,829


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase in redemptions payable    604,490              8,873
   Redemptions  of  units              (9,170,599)              (
13,415,851)

Net  cash  used  for  financing  activities   (8,566,109)       (
13,406,978)


Net   decrease  in  cash                 (712,295)              (
12,615,149)

Balance  at  beginning  of  period    62,384,530                7
9,927,495

Balance  at  end  of  period          61,672,235                6
7,312,346

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

Corporation  ("Demeter"). The non-clearing  commodity  broker  is

Dean Witter Reynolds Inc. ("DWR"), an affiliate of Demeter.   The

clearing   commodity  broker  is  Carr  Futures  Inc.   ("Carr"),

providing  clearing and execution services. The  trading  manager who  makes  all  trading decisions for the  Partnership  is  Dean

Witter  Futures  &  Currency Management,  Inc.  ("DWFCM"  or  the

"Trading  Manager"), also an affiliate of Demeter. Demeter,  DWR,

and  DWFCM  are wholly-owned subsidiaries of Morgan Stanley  Dean

Witter & Co. ("MSDW").

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as  needed.

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

rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                               Contract or Notional Amount
                            September 30, 1998      December  31,
1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      151,211,000       21,796,000
   Commitments to Sell            4,793,000           -
 Commodity Futures:
   Commitments to Purchase        8,887,000        2,964,000
   Commitments to Sell            8,114,000       44,840,000
 Foreign Futures:
   Commitments to Purchase      414,592,000      143,405,000
   Commitments to Sell           28,014,000       32,821,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      317,236,000      144,840,000
   Commitments to Sell          210,467,000      277,442,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $8,025,424 and

$11,155,386  at  September  30,  1998  and  December  31,   1997,

respectively.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the  $8,025,424  net unrealized gain  on  open  contracts  at

September 30, 1998, $8,909,671 related to exchange-traded futures contracts  and $(884,247) related to off-exchange traded  forward currency contracts.



Of  the  $11,155,386  net unrealized gain on  open  contracts  at

December 31, 1997, $4,510,208 related to exchange-traded  futures contracts  and $6,645,178 related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1998 and December 31, 1997 mature  through  March

1999  and  June 1998, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1998 and  December  31, 1997 mature through December  1998  and  April

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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $70,581,906 and $66,894,738  at

September  30,  1998  and December 31, 1997,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit Agricole Indosuez, has guaranteed to the Partnership

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).


For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                      September 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                   53,456,000     18,680,000
  Commodity Futures                    2,714,000     24,713,000
  Foreign Futures                    162,475,000     63,047,000
Off-Exchange-Traded Forward
 Currency Contracts                  271,890,000    297,310,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager,  and are used by the Partnership as margin to engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits."  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within the limit. Futures interests prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of Units of Limited Partnership Interest  will  affect the amount of funds available for investment in futures interests in  subsequent periods.  Since they are at the discretion of  the

Limited Partners, it is not possible to estimate the amount,  and therefore, the impact of future redemptions.


Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded total trading revenues including interest income of

$9,180,176  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during  August  and September as  investors  sought  the safety  of  fixed income investments in response  to  anticipated interest  rate cuts by the U. S. Federal Reserve and  significant volatility  in the global financial markets.  As a result,  gains were  recorded from long global interest rate futures  positions,

particularly  U.S., Japanese and European bond futures.   Smaller

gains  were  recorded from long positions in Australian  interest rate  futures  as  prices in these markets also  trended  higher.

Additional  gains  were recorded during July and  August  in  the agricultural  markets  from short positions  in  corn  and  wheat futures  as  grain  prices  continued  their  downward  trend  as supplies remained abundant.  These gains were partially offset by losses  recorded in the currency markets from long British  pound positions  as  its value moved lower in response  to  uncertainty about  economic  developments and interest rate  policy  in  that

country.   These losses, coupled with additional currency  losses

recorded  from transactions involving the Australian  dollar  and

Swedish krona during September, more than offset gains from  long

German  mark  positions.  Additional losses were recorded  during

July and September in the metals markets from short aluminum  and copper  futures  positions as base metals prices reversed  higher early in the quarter.  Total expenses for the three months ended

September  30, 1998 were $1,571,988, resulting in net  income  of

$7,608,188.   The value of an individual Unit in the  Partnership

increased  from  $1,623.84  at June  30,  1998  to  $1,823.02  at

September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$9,527,160  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during the first and third quarters from  long  European

interest   rate  futures  positions.   Additional  profits   were

recorded from long positions in U.S. and Japanese bond futures as prices  in  these  markets also trended higher during  the  third

quarter.   Smaller  gains were recorded in soft commodities  from

short  sugar  futures  positions as prices trended  lower  during

January,  February and September.  A portion of these  gains  was offset  by losses in the metals and currency markets.  In metals,

losses  were  recorded during the first quarter from long  silver futures  positions  as  silver  prices  reversed  lower  in  late

February  after  rallying higher during January.   In  September,

additional  losses  were  recorded  from  short  silver   futures

positions  as  precious  metals  prices  moved  higher   due   to

uncertainty  in global stock markets and in the wake of  reported

difficulties  with  several  major  hedge  funds.   During  July,

smaller losses were recorded from short aluminum and copper
futures  positions  as base metals prices  reversed  higher.   In

currency   trading,   losses  were  recorded  from   transactions

involving the British pound as its value moved without consistent

direction  during the first nine months of the year.   Additional

currency  losses  were  recorded during  the  first  quarter  due

primarily  to  short-term  volatility  caused  by  the   economic

instability in the Far East.  During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

Japanese  government's proposed economic stimulus  package,  thus resulting in losses for previously established short Japanese yen positions.  Additional currency losses were recorded in  February as  the  value  of  the  yen moved without consistent  direction.

Total expenses for the nine months ended September 30, 1998  were

$4,884,538, resulting in net income of $4,642,622.  The value  of an individual Unit in the Partnership increased from $1,692.08 at

December 31, 1997 to $1,823.02 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$5,697,176  and posted an increase in Net Asset Value  per  Unit.

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

In   soft  commodities  and  agricultural  markets,  losses  were recorded as a result of short-term volatile price movement  in  a majority  of the markets traded, particularly, cocoa, cotton  and

corn   futures.   Total  expenses  for  the  three  months  ended

September  30, 1997 were $1,954,427, resulting in net  income  of

$3,742,749.   The value of an individual Unit in the  Partnership

increased  from  $1,508.78  at June 30,  1997,  to  $1,587.24  at

September 30, 1997.

For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$10,575,341 and posted an increase in Net Asset Value  per  Unit.

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

March  and  May.  In metals, gains experienced  from  short  gold futures  positions  in January and July from  long  zinc  futures positions  in July and long silver futures positions in September more  than offset losses recorded from base metals futures during the second quarter.  A portion of the Partnership's overall gains for  the first nine months of the year was offset by losses  from trading  energy  futures  as oil and  gas  prices  moved  without consistent  direction for a majority of the year.  One  exception in  the  energy  complex  was natural gas futures  prices,  which increased during the third quarter, thus resulting in gains  from

long  positions.   In  soft  commodities,  losses  recorded  from

trading  cocoa, cotton and sugar futures during the third quarter offset  profits recorded during the first half of the  year  from long  coffee futures positions.  In agricultural markets,  losses were recorded from trading corn futures during the third quarter and soybean oil during the first half of the year. In financial futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four months  of  the year.  Total expenses for the nine  months  ended

September  30, 1997 were $6,356,635, resulting in net  income  of

$4,218,706.   The value of an individual Unit in the  Partnership

increased  from  $1,506.89 at December 31, 1996 to  $1,587.24  at

September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided to the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995 and currently has several hundred employees working on such response. It has developed its own Year 2000 compliance plan to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the event that the systems of such third parties fail, and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with the Euro -  On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the  euro will prevent the Trading  Manager  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 6. Exhibits and Reports on Form 8-K

Reports  on  Form 8-K. -  No reports have been filed  for  the  q uarter ended September 30, 1998.

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




                               Dean Witter Diversified Futures
                               Fund III L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 13, 1998              By: /s/  Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.