Form 10-Q
period 1999-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1999-05-17
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                       March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1999 (Unaudited) and December 31, 1998......2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1999 and 1998 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .18-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................   29

Item 6. Exhibits and Reports on Form 8-K...............   29






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      March 31,      December 31,
                                         1999            1998
                                          $               $
                                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
        Cash                        57,091,392     63,721,724
    Net unrealized gain on open contracts   1,941,916   1,769,839

         Total Trading Equity       59,033,308     65,491,563

    Interest receivable (DWR)          184,368        195,823
    Due from DWR                        93,479            -

         Total Assets               59,311,155     65,687,386


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                784,940        536,350
    Accrued management fee (DWFCM)          149,168   164,947
    Administrative expenses payable     111,352        97,351

         Total Liabilities           1,045,460        798,648

Partners' Capital

 Limited Partners (34,665.077 and
  35,968.774 Units, respectively)   57,572,975     64,144,919
 General Partner (417.091 Units)       692,720        743,819

    Total Partners' Capital         58,265,695     64,888,738

     Total  Liabilities and Partners' Capital    59,311,155    65
,687,386

NET ASSET VALUE PER UNIT              1,660.84       1,783.35

          The accompanying notes are an integral part of these financial statements.

<page.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                         (3,665,945)     9,524,528
Net change in unrealized            172,077   (12,364,352)

      Total Trading Results       (3,493,868)  (2,839,824)
    Interest Income (DWR)           540,237       683,595

      Total Revenues              (2,953,631)  (2,156,229)

EXPENSES

      Brokerage   commissions  (DWR)       914,686      1,044,454
Management fee (DWFCM)              460,741      520,826
    Transaction fees and costs       72,716       91,637
    Administrative expenses          14,000       21,000

      Total Expenses              1,462,143    1,677,917

NET LOSS                          (4,415,774)  (3,834,146)

NET LOSS ALLOCATION

    Limited Partners              (4,364,675)  (3,742,843)
    General Partner                  (51,099)     (91,303)

NET LOSS PER UNIT

    Limited Partners                 (122.51)      (91.12)
    General Partner                  (122.51)      (91.12)



          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December  31, 1997     42,704.685 $70,564,013      $1,695,615
$72,259,628

Net  Loss                            -(3,742,843)   (91,303)    (
3,834,146)

Redemptions                 (1,660.752)(2,715,614)              -
(2,715,614)

Partners' Capital,
    March  31, 1998         41,043.933$64,105,556      $1,604,312
$65,709,868




Partners' Capital,
    December  31, 1998      36,385.865$64,144,919        $743,819
$64,888,738

Net Loss                        - (4,364,675) (51,099)(4,415,774)

Redemptions                (1,303.697)    (2,207,269)           -
(2,207,269)

Partners' Capital,
    March  31, 1999        35,082.168$57,572,975         $692,720
$58,265,695






           The accompanying notes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                           (4,415,774)   (3,834,146)
Noncash item included in net loss:
    Net change in unrealized        (172,077) 12,364,352
 (Increase) decrease  in operating assets:
      Interest  receivable  (DWR)         11,455          (4,613)
Due from DWR                         (93,479)     (68,979)
 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (15,779)     (17,519)
    Administrative expenses payable     14,001       10,187

  Net  cash  provided  by  (used for) operating  activities   (4,
671,653)                          8,449,282


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase  (decrease)  in redemptions payable248,590   (296,132)
Redemptions of units              (2,207,269)  (2,715,614)

  Net  cash  used  for  financing activities     (1,958,679)  (3,
011,746)


 Net increase (decrease) in cash  (6,630,332)  5,437,536

 Balance at beginning of period   63,721,724   62,384,530

 Balance at end of period        57,091,392   67,822,066



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

Futures   Fund  III  L.P.  (the  "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1998  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Diversified Futures Fund  III  L.P.  is  a  limited partnership  organized  to engage primarily  in  the  speculative trading  of  commodity futures contracts and  forward  contracts,

physical    commodities,    and   other    commodity    interests

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

("MSDW").


2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13 week  U.S.

Treasury  bills.  The Partnership pays brokerage  commissions  to

DWR.  Management fes and incentive fees (if any) incurred by  the

Partnership are paid to DWFCM.

3.  Financial Instruments

The  Partnership trades commodity futures contracts  and  forward contracts,  physical commodities, and other commodity  interests.

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



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


values, respectively, of derivative financial instruments for an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,941,916 and

$1,769,839 at March 31, 1999 and December 31, 1998, respectively.

Of  the $1,941,916 net unrealized gain on open contracts at March

31, 1999, $1,867,721 related to exchange-traded futures contracts and  $74,195  related  to  off-exchange-traded  forward  currency contracts.



Of  the  $1,769,839  net unrealized gain  on  open  contracts  at

December 31, 1998, $4,225,604 related to exchange-traded  futures contracts and $(2,455,765) related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through June  1999.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1999 and December  31,  1998  mature through June 1999.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $58,959,113 and $67,947,328 at March  31,

1999 and December 31, 1998, respectively.



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

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest ("Units") will affect the amount of  funds  available  for  investment  in  futures  interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount,  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $2,953,631  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the global interest  rate futures  markets throughout a majority of the quarter from  short

Japanese  government bond futures positions as  prices  increased amid  growing  speculation that the Bank of Japan may  underwrite

Japanese  government bonds.  Fears that a rise in  Japanese  bond yields  would  lead  many Japanese money managers  to  repatriate assets from foreign investments to yen-denominated debt also pushed prices higher. Additional losses were recorded during

February  and  March  from short German government  bond  futures

positions   as   prices  increased  on  reports  that   Germany's

industrial  production  showed a sharp increase,  creating  hopes

that  Europe's  biggest economy could be strengthening.   In  the

currency  markets, losses were recorded throughout a majority  of the  quarter from long Australian dollar positions as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was  more  generous than expected.  In the metals  markets,

losses  were  experienced during March from long  silver  futures positions  as prices retreated after Berkshire Hathaway's  annual report  failed  to provide any new information on  the  company's

silver  positions.   In  soft commodities, losses  were  recorded

during March from short positions in coffee futures as prices  in this  market  surged late in the month as options-related  buying triggered  waves  of buy-stops at several key resistance  levels,

attracting  fund  short-covering.   In  the  global  stock  index

futures  markets,  losses were experienced during  February  from long  S&P  500 Index futures positions as domestic equity  prices moved  lower  on  concerns  that the Federal  Reserve  may  raise interest  rates in an effort to control inflation.  These  losses were partially offset by gains recorded in the energy markets during March from long positions in crude and heating oil futures as prices moved significantly higher which was largely attributed to  the news that both OPEC and non-OPEC countries had reached an agreement  to  cut  total  output by  approximately  two  million barrels  a day beginning April 1st.  In the agricultural markets,

gains  were  recorded  during January  and  February  from  short futures  positions  in soybeans and soybean  products  as  prices declined  to 23-year lows in reaction to a healthy South American crop  outlook, weak world demand and fears that Brazil will flood

the  market in an effort to support their ailing economy.   Total

expenses  for  the  three  months  ended  March  31,  1999   were

$1,462,143, resulting in a net loss of $4,415,774.  The value  of a Unit decreased from $1,783.35 at December 31, 1998 to $1,660.84 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses net of interest income of  $2,156,229  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant   losses  were  recorded  in  currency  markets   due

primarily  to  short-term  volatility  caused  by  the   economic

instability in the Far East.  During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

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

March  resulted in losses for the Partnership.  A portion of  the

Partnership's overall losses for the quarter was offset by  gains in  financial  futures  trading.  The most significant  of  these gains were recorded from long European bond futures positions, as well  as from long S&P 500 Index futures positions, as prices  in these  markets  trended  higher  throughout  a  majority  of  the quarter.  In the soft commodities and energy markets, gains  were recorded  from  short  sugar and crude oil futures  positions  as prices trended lower during January and February before reversing higher  during March.  Total expenses for the three months  ended

March  31,  1998  were $1,677,917, resulting in  a  net  loss  of

$3,834,146.   The  value of a Unit decreased  from  $1,692.08  at

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

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.

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

Trading Manager in their daily risk management activities.




The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $58 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Currency                      (1.96)%

     Interest Rate                  (.86)

     Equity                         (.74)

      Commodity                         (1.08)

      Aggregate Value at Risk      (2.26)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the composition of its portfolio of open positions can change significantly over any given time period or even within a single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or

negatively.   The  table below supplements the quarter-end  VaR  by

presenting  the  Partnership's high,  low  and  average  VaR  as  a percentage  of  total  net assets for the four quarterly  reporting periods from April 1, 1998 through March 31, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (2.40)%    (.95)%   (1.84)%

Interest Rate                      (1.76)     (.54)    (1.20)

Equity                              (.74)     (.22)     (.45)

Commodity                          (1.08)     (.64)     (.96)

Aggregate Value at Risk            (3.32)%   (1.37)%   (2.41)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as
any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

89%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the  first quarter of 1999, the Partnership's  major

exposures were in the Euro currency crosses and outright US  dollar positions (outright positions consists of the U.S. dollar vs. other

currencies.   These other currencies include the  major  and  minor

currencies).  Demeter does not anticipate that the risk profile  of the  Partnership's currency sector will change significantly in the future.  The currency trading Value at Risk figure includes foreign margin  amounts  converted into U.S. dollars  with  an  incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

     Interest Rate. The second largest exposure this quarter was in the  interest  rate  sector.  Exposure was spread  across  the  US,

Swiss,  Australian, and Japanese interest rate  sectors.   Interest

rate  movements  directly affect the price of  the  sovereign  bond futures positions held by the Partnership and indirectly affect the value  of  its  stock index and currency positions.  Interest  rate movements  in  one  country  as  well  as  relative  interest  rate movements  between  countries materially impact  the  Partnership's profitability.  The Partnership's primary interest rate exposure is generally  to  interest rate fluctuations in the G-7 countries  and

Australia.  Demeter  anticipates that G-7 and  Australian  interest rates  will  remain  the  primary interest  rate  exposure  of  the

Partnership  for the foreseeable future.  The changes  in  interest rates,  which have the most effect on the Partnership, are  changes in  long-term  and medium-term instruments.  Consequently,  even  a material change in short-term rates would have little effect on the

Partnership, were the medium to long term rates to remain steady.

      Equity.  The Partnership's equity exposure on March 31,  1999 was  limited to price risk in the Nikkei index (Japan).  The  stock index  futures  traded by the Partnership are  by  law  limited  to futures  on broadly based indices.  Demeter anticipates little,  if

any,  trading  in  non  G-7  stock  indices.   The  Partnership  is

primarily  exposed to the risk of adverse price  trends  or  static markets  in  the U.S. and Japanese indices.  (Static markets  would not  cause major market changes but would make it difficult for the

Partnership to
avoid being "whipsawed" into numerous small losses).

     Commodity.

         Metals.   The  next largest exposure was in the  base  and

precious  metals markets.  While the Partnership's  primary  metals market  exposure was to fluctuations in the prices of base  metals,

exposure  in the gold and silver markets impacted the portfolio  as

well.   The  Partnership aims to equally weight market exposure  in the  metals as much as possible, however base metals, during period of  volatility, will affect performance more dramatically than  the precious metals markets.  Demeter anticipates that the base  metals will remain the primary metals market exposure of the Partnership.

      Energy.   On March 31, 1999 the Partnership's energy exposure

was shared by futures contracts in the oil and natural gas markets.

Price movements in these markets result from political developments

in   the   Middle  East,  weather  patterns,  and  other   economic

fundamentals.   As oil prices have broken out of low  price  ranges

achieved  in 1998, it is possible that volatility will increase  as well.  Significant profits and losses have been and are expected to continue  to  be experienced in this market.  Natural gas,  also  a primary energy market exposure, has exhibited more volatility  than the oil markets on an intra day and daily basis.  It is expected to continue this choppy pattern.

      Soft  Commodities.  On March 31, 1999, the Partnership had  a

reasonable  amount of exposure in the markets that  comprise  these

sectors.   Most of the exposure however was in the grain  and  bean

markets.  Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of March 31, 1999:

     Foreign Currency Balances.  The Partnership's foreign currency balances  are in Japanese yen, British pounds, Euros, Swiss  Francs and  Australian dollars.  The Partnership controls the  non-trading risk  of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's 1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



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




                           Dean Witter Diversified Futures
                            Fund III L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

May 14, 1999               By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley
                                    Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.