Form 10-Q
period 1999-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1999-08-12
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                       June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        June 30, 1999 (Unaudited) and December 31, 1998.......2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Six Months
     Ended June 30, 1999 and 1998 (Unaudited)..............4

     Statements of Changes in Partners' Capital for the Six Months ended June 30, 1999 and 1998 (Unaudited)...5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................22-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................34

Item 6. Exhibits and Reports on Form 8-K..................34




                 PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                              53,571,146      63,721,724
 Net unrealized gain on open contracts   2,469,874   1,769,839

      Total Trading Equity         56,041,020      65,491,563

Interest receivable (DWR)             170,057         195,823

      Total Assets                  56,211,077     65,687,386

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  709,498         536,350
 Accrued management fee (DWFCM)       141,294         164,947
 Administrative expenses payable       112,993         97,351

      Total Liabilities               963,785         798,648

Partners' Capital

 Limited Partners (33,052.791 and
     35,968.774 Units, respectively)54,558,818    64,144,919
 General Partner (417.091 Units)       688,474        743,819

 Total Partners' Capital           55,247,292      64,888,738

  Total  Liabilities and Partners' Capital    56,211,077    65,68
7,386

NET ASSET VALUE PER UNIT             1,650.66          1,783.35

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         160,980  (5,698,889)
    Net change in unrealized         527,958    7,568,136

      Total Trading Results          688,938  1,869,247

    Interest Income (DWR)            505,843      633,966

      Total Revenues               1,194,781    2,503,213


EXPENSES

 Brokerage commissions (DWR)       967,660    1,045,126
 Management fee (DWFCM)            437,199      486,789
 Transaction fees and costs         68,853       77,718
 Administrative expenses            21,000         25,000

       Total Expenses            1,494,712    1,634,633

NET INCOME (LOSS)                  (299,931)      868,580


NET INCOME (LOSS) ALLOCATION

    Limited Partners               (295,685)    845,653
    General Partner                  (4,246)     22,927

NET INCOME (LOSS) PER UNIT

    Limited Partners                 (10.18)      22.88
    General Partner                  (10.18)      22.88

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $

REVENUES
 Trading profit (loss):
        Realized                        (3,504,965)     3,825,639
Net change in unrealized           700,035     (4,796,216)

      Total Trading Results      (2,804,930)    (970,577)

    Interest Income (DWR)        1,046,080     1,317,561

      Total Revenues            (1,758,850)      346,984


EXPENSES

 Brokerage commissions (DWR)     1,882,346    2,089,580
 Management fee (DWFCM)            897,940    1,007,615
 Transaction fees and costs        141,569      169,355
 Administrative expenses            35,000         46,000

      Total Expenses             2,956,855     3,312,550

NET LOSS                         (4,715,705)   (2,965,566)


NET LOSS ALLOCATION

    Limited Partners             (4,660,360)  (2,897,190)
    General Partner                 (55,345)     (68,376)


NET LOSS PER UNIT

    Limited Partners                (132.69)      (68.24)
    General Partner                 (132.69)      (68.24)

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1997     42,704.685 $70,564,013      $1,695,615     $72,259,628
Net  Loss                      -   (2,897,190)     (68,376)(2,965
,566)

Redemptions              (3,377.921)  (5,433,554)               -
(5,433,554)

Partners' Capital,
  June 30, 1998          39,326.764$62,233,269      $1,627,239     $63,860,508



Partners' Capital,
  December 31, 1998     36,385.865 $64,144,919       $743,819     $64,888,738

Net Loss                     -    (4,660,360) (55,345)(4,715,705)

Redemptions              (2,915.983)  (4,925,741)            -            (4,925,741)

Partners' Capital,
  June 30, 1999         33,469.882   $54,558,818      $688,474    $55,247,292






           The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                          (4,715,705)              (
2,965,566)
 Noncash item included in net loss:
         Net     change     in     unrealized           (700,035)
4,796,216

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        25,766                29,001
           Due       from       DWR                             -
(72,211)

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (23,653)            (22,498)
        Administrative     expenses     payable            15,642
32,301


  Net  cash  provided  by  (used for)  operating  activities   (5
,397,985)                                      1,797,243


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase  (decrease)  in  redemptions  payable173,148        (
460,963)
      Redemptions      of      units                  (4,925,741)
(5,433,554)

   Net   cash   used   for   financing  activities    (4,752,593)
(5,894,517)


   Net  decrease  in  cash             (10,150,578)             (
4,097,274)

     Balance     at     beginning    of    period      63,721,724
62,384,530

     Balance     at     end    of    period            53,571,146
58,287,256


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

DWR. Management fees and incentive fees (if any) incurred by  the

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required the

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $2,469,874 and

$1,769,839 at June 30, 1999 and December 31, 1998, respectively.



Of  the $2,469,874 net unrealized gain on open contracts at  June

30, 1999, $2,147,028 related to exchange-traded futures contracts and  $322,846  related  to off-exchange-traded  forward  currency contracts.



Of  the  $1,769,839  net unrealized gain  on  open  contracts  at

December 31, 1998, $4,225,604 related to exchange-traded  futures contracts and $(2,455,765) related to off-exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30, 1999 and December 31, 1998 mature through December 1999 and

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


June  1999,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1999 and  December

31,   1998   mature  through  September  1999  and  April   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $55,718,174  and $67,947,328 at June  30,

1999 and December 31, 1998, respectively.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,194,781 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit. The most significant net trading losses were experienced in the metals markets from long positions in copper and aluminum futures as base metals prices declined significantly during  late

May  amid  a  large supply, low demand and the possibility  of  a

production cut in the near future being judged unlikely.   During

June, additional losses were incurred in this market complex from short  copper futures positions as prices moved higher due  to  a drop  in  warehouse  stocks.  In the global stock  index  futures markets, losses were recorded during mid-April and May from  long

S&P 500 Index futures positions as domestic equity prices dropped following  stronger-than-expected Consumer Price Index  data  and indications  by the Federal Open Market Committee that  the  U.S.

Federal  Reserve is shifting towards a tightening bias.   In  the

agricultural  markets,  losses were experienced  from  long  corn futures  positions as prices regressed in early April in reaction to reports by the USDA that the expected corn surplus will be one of  the  biggest in years and from declining demand in the  Asian markets.  These losses were partially offset by gains recorded in the  currency  markets during April and May  from  short  Swedish kroner positions as its value weakened versus the U.S. dollar  on speculation  as to when Sweden will join Europe's Monetary  Union and  due to a decline in oil prices.  In the global interest rate

futures   markets,  gains  were  recorded  from   long   Japanese

government  bonds  as  prices  rallied  during  April  after  the

Japanese  government proposed no new economic spending plans  and on comments by a Senior Finance Ministry official that the supply-

demand balance in the market will deteriorate. In soft commodities, gains were recorded from short cotton futures positions as prices dropped in late June on reports of beneficial rainfalls  across the Southeastern U.S.  In the  energy  markets,

gains  were  recorded during April from long natural gas  futures positions  as prices climbed following reports of an increase  in

storage  stocks  that was well-below market expectations.   Total

expenses   for  the  three  months  ended  June  30,  1999   were

$1,494,712, resulting in a net loss of $299,931.  The value of  a

Unit  decreased from $1,660.84 at March 31, 1999 to $1,650.66  at

June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses net of interest income of  $1,758,850  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the metals  markets  from long  positions in copper and zinc futures as base metals  prices declined  significantly  in late May amid  a  large  supply,  low demand and the possibility of a production cut in the near future

being  judged  unlikely.   During June,  additional  losses  were

incurred  in  this  market  complex  from  short  copper  futures positions  as  prices  moved higher due to a  drop  in  warehouse stocks.  In the global interest rate futures markets, losses were recorded  throughout a majority of the first quarter  from  short

Japanese bond futures positions as prices increased amid  growing speculation  that  the  Bank  of Japan  may  underwrite  Japanese government bonds. Fears that a rise in Japanese bond yields would lead many Japanese money managers to repatriate assets from foreign  investments to yen-denominated debt also  pushed  prices

higher.   Additional  losses were recorded  during  February  and

March  from  short  German government bond futures  positions  as prices  increased on reports that Germany's industrial production showed  a  sharp  increase, creating hopes that Europe's  biggest economy could be strengthening.  In the currency markets,  losses were  experienced throughout a majority of the first quarter from

long   Australian   dollar  positions  as   its   value   dropped

significantly   relative  to  the  U.S.  dollar  on   speculation

regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was more generous than expected.  In the global stock index futures  markets, losses were experienced during  February,  mid-

April  and  May  from  long S&P 500 Index  futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control inflation, following stronger-than-expected Consumer Price  Index data and on indications by the Federal Open Market Committee that the  U.S. Federal Reserve is shifting towards a tightening  bias.

These  losses  were  partially offset by gains  recorded  in  the energy  markets  during March from long positions  in  crude  and heating oil futures as prices moved significantly higher on news that both OPEC and non-OPEC countries had reached an agreement to cut  total  output  by approximately two million  barrels  a  day beginning  April  1st.  Total expenses for the six  months  ended

June  30,  1999  were $2,956,855, resulting  in  a  net  loss  of

$4,715,705.   The  value of a Unit decreased  from  $1,783.35  at

December 31, 1998 to $1,650.66 at June 30, 1999.



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

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during June after trending lower previously.  Total expenses  for the  three  months ended June 30, 1998 were $1,634,633, resulting in  net  income of $868,580.  The value of a Unit increased  from

$1,600.96 at March 31, 1998 to $1,623.84 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $346,984 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934).  All
quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $55 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                        (1.97)%

     Interest Rate                  (1.92)

     Equity                         (0.48)

                 Commodity                                 (0.90)

Aggregate Value at Risk        (3.16)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.



The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   June  30,  1999  only  and  is   not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (2.05)%   (0.95)%    (1.73)%

Interest Rate                      (1.92)    (0.54)     (1.27)

Equity                             (0.74)    (0.22)     (0.43)

Commodity                          (1.08)    (0.64)     (0.92)

Aggregate Value at Risk            (3.16)%   (1.37)%    (2.36)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

83%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

     Currency. The primary trading risk exposure in the Partnership is in the currency complex.  The Partnership's currency exposure is to  exchange rate fluctuations, primarily fluctuations that disrupt the  historical pricing relationships between different  currencies and currency pairs.  Interest rate changes as well as political and

general  economic  conditions influence  these  fluctuations.   The

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the second quarter of 1999, the Partnership's  major

exposures were in the Euro currency crosses and outright US  dollar positions (outright positions consists of the U.S. dollar vs. other

currencies.   These other currencies include the  major  and  minor

currencies).  Demeter does not anticipate that the risk profile  of the  Partnership's currency sector will change significantly in the future.  The  currency trading VaR figure includes  foreign  margin amounts  converted into U.S. dollars with an incremental adjustment to  reflect  the  exchange rate risk inherent to  the  dollar-based

Partnership in expressing VaR in a functional currency  other  than dollars.

     Interest  Rate. The second largest trading risk exposure  this quarter  was  in  the  interest rate sector.  Exposure  was  spread across  the US, European, Swiss, Australian, and Japanese  interest rate sectors.  Interest rate movements directly affect the price of the  sovereign  bond futures positions held by the Partnership  and indirectly  affect  the  value  of its  stock  index  and  currency

positions.   Interest  rate movements in one  country  as  well  as
            relative  interest  rate  movements  between  countries

materially    impact   the   Partnership's   profitability.     The

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

      Equity.   The Partnership's equity exposure on June 30,  1999

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

     Commodity.

     Metals.   The  next  largest exposure  was  in  the  base  and

precious  metals markets.  The Partnership aims to  equally  weight market  exposure in the metals as much as possible,  however,  base metals, during periods of volatility, will affect performance  more dramatically than the precious metals markets.  Demeter anticipates

                                                     that the  base

metals  will  remain  the  primary metals market  exposure  of  the

Partnership.

      Energy.   On June 30, 1999, the Partnership's energy exposure

was  shared  by futures contracts in the New York and London  crude oil  futures markets. Price movements in these markets result  from political  developments in the Middle East, weather  patterns,  and other  economic fundamentals.  As oil prices continue to break  out of  low  price  ranges  achieved  in  1998,  it  is  possible  that volatility will continue.

      Soft  Commodities  and Agricultures. On June  30,  1999,  the

Partnership had a reasonable amount of exposure in the markets that comprise these sectors.  Most of the exposure, however, was in  the soft  commodities.  Supply and demand inequalities, severe  weather disruption and market expectations affect price movements in  these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of June 30, 1999:

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

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.


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




                           Dean Witter Diversified Futures
                            Fund III L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

August 13, 1999            By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley
                                    Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.