Form 10-Q
period 1999-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 1999-11-12
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        September 30, 1999 (Unaudited) and December 31, 1998..2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...............3

     Statements of Operations for the Nine Months
     Ended September 30, 1999 and 1998 (Unaudited).........4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
        (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 36

Item 6. Exhibits and Reports on Form 8-K..................36





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                              51,703,849      63,721,724
 Net unrealized gain on open contracts    2,873,599   1,769,839

      Total Trading Equity         54,577,448      65,491,563

Interest receivable (DWR)             167,597         195,823
Due from DWR                            19,135              -

      Total Assets                  54,764,180     65,687,386


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  522,396         536,350
 Accrued management fee (DWFCM)       137,750         164,947
 Administrative expenses payable       117,397         97,351

      Total Liabilities               777,543         798,648

Partners' Capital

 Limited Partners (31,466.193  and
     35,968.774 Units, respectively)53,280,394    64,144,919
 General Partner (417.091 Units)       706,243        743,819

 Total Partners' Capital           53,986,637      64,888,738

  Total  Liabilities and Partners' Capital    54,764,180    65,68
7,386

NET ASSET VALUE PER UNIT             1,693.26          1,783.35

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit :
    Realized                       1,846,627 6,889,323
    Net change in unrealized         403,725    1,666,254

      Total Trading Results        2,250,352  8,555,577

    Interest Income (DWR)            516,824      624,599

      Total Revenues               2,767,176    9,180,176


EXPENSES

 Brokerage commissions (DWR)        873,426     961,334
 Management fee (DWFCM)             417,333     502,281
 Transaction fees and costs          59,089      75,373
 Administrative expenses             21,000        33,000

       Total Expenses             1,370,848   1,571,988

NET INCOME                         1,396,328   7,608,188


NET INCOME ALLOCATION

    Limited Partners               1,378,559  7,408,593
    General Partner                   17,769    199,595


NET INCOME PER UNIT

    Limited Partners                   42.60     199.18
    General Partner                    42.60     199.18

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $

REVENUES
 Trading profit (loss):
        Realized                        (1,658,338)    10,714,962
Net change in unrealized         1,103,760     (3,129,962)

      Total Trading Results        (554,578)  7,585,000

    Interest Income (DWR)        1,562,904    1,942,160

      Total Revenues             1,008,326     9,527,160


EXPENSES

 Brokerage commissions (DWR)     2,755,772    3,050,914
 Management fee (DWFCM)          1,315,273    1,509,896
 Transaction fees and costs        200,658      244,728
 Administrative expenses            56,000         79,000

      Total Expenses             4,327,703     4,884,538

NET INCOME (LOSS)                (3,319,377)   4,642,622


NET INCOME (LOSS) ALLOCATION

    Limited Partners             (3,281,801)  4,511,403
    General Partner                 (37,576)    131,219


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (90.09)     130.94
    General Partner                  (90.09)     130.94


          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1997     42,704.685 $70,564,013      $1,695,615     $72,259,628
Net  Income                   -    4,511,403     131,219   4,642,
622

Redemptions              (5,551.225)   (8,104,132)      (1,066,46
7)                   (9,170,599)

Partners' Capital,
  September 30, 1998     37,153.460$66,971,284          $760,367    $67,731,651



Partners' Capital,
  December 31, 1998     36,385.865 $64,144,919       $743,819     $64,888,738

Net Loss                       -  (3,281,801) (37,576)(3,319,377)

Redemptions              (4,502.581)  (7,582,724)          -            (7,582,724)

Partners' Capital,
  September 30, 1999    31,883.284    $53,280,394     $706,243   $53,986,637





           The accompanying notes are an integral part of these financial statements.


         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 (3,319,377)              4
,642,622
 Noncash item included in net income (loss):
         Net      change     in     unrealized        (1,103,760)
3,129,962

 (Increase) decrease in operating assets:
    Interest receivable (DWR)       28,226                 22,236
    Due from DWR                   (19,135)                3,839

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (27,197)            (10,146)
         Administrative     expenses     payable           20,046
65,301


 Net cash provided by (used for) operating activities (4,421,197)
7,853,814


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase (decrease) in redemptions payable(13,954)       604,490
   Redemptions  of  units            (7,582,724)                (
9,170,599)

   Net   cash   used   for   financing  activities    (7,596,678)
(8,566,109)

   Net  decrease  in  cash             (12,017,875)             (
712,295)

     Balance     at     beginning    of    period      63,721,724
62,384,530

     Balance     at     end     of    period           51,703,849
61,672,235


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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $2,873,599 and

$1,769,839  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $2,873,599  net unrealized gain  on  open  contracts  at

September 30, 1999, $2,735,952 related to exchange-traded futures contracts  and  $137,647  related to off-exchange-traded  forward currency contracts.



Of  the  $1,769,839  net unrealized gain  on  open  contracts  at

December 31, 1998, $4,225,604 related to exchange-traded  futures contracts and $(2,455,765) related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1999 and December 31, 1998 mature  through  March

2000

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and   June   1999,  respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  April

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $54,439,801 and $67,947,328 at  September

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$2,767,176  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded in the metals  markets from  short gold futures positions as prices dropped during early

July amid
disappointment  over  low  prices at  the  U.K.  auction.   Newly

established  long gold futures positions also produced  gains  as prices  skyrocketed due to the results of the Bank  of  England's second  gold  auction on September 21 and the announcement  of  a plan by several European central banks to restrict sales of their gold  reserves  for five years.  Additional gains  were  recorded during  August  from  long aluminum futures positions  as  prices increased  on  bullish technical factors and speculative  buying.

In  the  energy markets, gains were recorded from long crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses recorded from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of  Australia.  Additional losses were recorded from  short  U.S.

interest  rate  futures positions as domestic bond  prices  moved temporarily  higher on the release of benign inflation  data  and diminished fears of another interest rate increase by the Federal

Reserve.   Offsetting  gains resulted  from  short  positions  in

German bond futures as prices declined during July on comments by

Bundesbank President designate Welteke that he has started to see signs  of  a resurgence in the European economy.  In the currency markets,  losses were experienced early in the quarter from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-
going  talks  that  China may eventually  devalue  its  currency.

Newly  established short positions in this currency  resulted  in additional  losses  during September as  its  value  strengthened relative  to the U.S. dollar following the rally in gold  prices.

Losses  were also experienced from long positions in the European common  currency, the euro, and the Swiss franc as the  value  of these  currencies  declined sharply versus  the  U.S.  dollar  on

September  10 as an intervention by the Bank of Japan temporarily strengthened the U.S. dollar versus most major currencies.  As  a result, new short positions were established in the euro and  the

Swiss  franc  only  to  result  in  additional  losses  as  these currencies strengthened versus the U.S. dollar during the  latter half  of  September after U.S. trade figures reflected  a  record

deficit.   Offsetting  currency gains  were  recorded  from  long

positions in the Japanese yen as the value of the yen climbed  to a 44-month high versus the U.S. dollar amid optimism over Japan's economic  recovery.  Total expenses for the  three  months  ended

September  30, 1999 were $1,370,848, resulting in net  income  of

$1,396,328.  The value of a Unit increased from $1,650.66 at June

30, 1999 to $1,693.26 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,008,326  and, after expenses, posted a decrease in  Net  Asset

Value per Unit. The most significant losses were experienced in the global interest rate futures markets from short Australian interest  rate futures positions as prices increased during  July and  August  on the temporary strength in U.S. bonds and  weaker-

than-expected   business   spending  data   out   of   Australia.

Additional losses were recorded from short Japanese bond  futures positions  as  prices  increased during the  first  quarter  amid growing  speculation  that  the  Bank  of  Japan  may  underwrite

Japanese  government bonds and during the third  quarter  on  the strength  of  the  Japanese yen and expectations that  additional

monetary  easing  in  that country will come.   In  the  currency

markets, losses were recorded throughout a majority of the  first quarter  from  long  Australian dollar  positions  as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Early  in  the  third  quarter, losses were  recorded  from  long positions  in this currency due to depressed commodities  prices,

emerging  market  concerns  and on-going  talks  that  China  may

eventually   devalue  its  currency.   Newly  established   short

positions in the Australian dollar resulted in additional  losses during  September as its value strengthened relative to the  U.S.

dollar  following the rally in gold prices.  Offsetting  currency gains  were recorded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high  versus  the  U.S.  dollar due to  continued  optimism  over

Japan's  economic  recovery.  In the global stock  index  futures markets, losses were experienced during February, mid-April and May from long S&P 500 Index futures positions as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control inflation.  These losses were partially offset by gains  recorded in  the energy markets during March from long positions in  crude and  heating oil futures as prices moved significantly higher  on news  that  both  OPEC  and  non-OPEC countries  had  reached  an

agreement  to cut total output beginning April 1st.   Gains  were

also  recorded  in this market complex during the  third  quarter after  OPEC  ministers  confirmed that they  would  uphold  their global cutbacks until April of next year.  In the metals markets,

gains  were recorded from short gold futures positions as  prices dropped  to  20  year lows during early July amid  disappointment over low prices at the U.K. auction.  Newly established long gold futures  positions  also resulted in gains as prices  skyrocketed due  to  the results of the Bank of England's second gold auction on  September 21 and an announcement by several European  central banks that they plan to restrict sales of their gold reserves for five  years.  Total expenses for the nine months ended  September

30,  1999 were $4,327,703, resulting in a net loss of $3,319,377.

The value of a Unit decreased from $1,783.35 at December 31, 1998 to $1,693.26 at September 30, 1999.

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

$7,608,188.  The value of a Unit increased from $1,623.84 at June

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

Total expenses for the nine months ended September 30, 1998  were

$4,884,538, resulting in net income of $4,642,622.  The value  of a Unit increased from $1,692.08 at December 31, 1997 to $1,823.02 at September 30, 1998.



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



The  Partnership's past performance is not necessarily indicative of  its  future results. Any attempt at quantifying the  Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$54 million.

     Primary Market            September 30, 1999
     Risk Category                Value at Risk

     Currency                        (1.73)%

     Commodity                       (1.38)

     Interest Rate                   (0.94)

     Equity                          (0.17)

     Aggregate Value at Risk         (2.46)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (1.97)%    (0.95)%  (1.65)%

Commodity                         (1.38)      (0.90)   (1.10)

Interest Rate                      (1.92)     (0.54)   (1.06)

Equity                             (0.74)     (0.17)   (0.40)

Aggregate Value at Risk            (3.16)%    (1.37)%  (2.31)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

86%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be
anticipated  however,  that  these  market  exposures  will  vary materially over time.

     Currency. The greatest exposure at September 30, 1999 in the

Partnership  was  in  the  currency complex.   The  Partnership's

currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  that  disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies,  including  cross-rates  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of  1999, the Partnership's exposures were in  the  euro currency  crosses  and outright U.S. dollar  positions  (outright positions consist of the U.S. dollar vs. other currencies.  These other  currencies  include  the  major  and  minor  currencies.).

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

     Commodity.

     Metals.   The second greatest exposure was in the  base  and

precious metals markets. The Partnership's metals market exposure in the third quarter of 1999 was to fluctuations in the prices of base  metals, as well as exposure in the gold and silver markets.

A  significant amount of exposure was evident in the gold  market as  the  price  of gold increased dramatically following  bullish comments by the European Central Bank.

     The  Partnership aims to equally weight market  exposure  in the  metals  as  much as possible, however, base  metals,  during periods  of volatility, will affect performance more dramatically than  the precious metals markets.  Demeter anticipates that base metals  will  remain the primary metals market  exposure  of  the

Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure was in futures contracts in the New York and Brent crude

oil  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  closing in on expiring in March of  2000,  it  is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue  to  be experienced in these markets.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had significant exposure in  the  markets  that comprise  these sectors.  Most of the exposure, however,  was  in the  sugar  and  coffee markets.  Supply and demand inequalities,

severe  weather disruptions and market expectations affect  price movements in these markets.

     Interest Rate.  The third greatest exposure this quarter was in the interest rate sector. Exposure was spread across the U.S.,

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

Consequently,  even a material change in short-term  rates  would have  little  effect on the Partnership, were the  medium-to-long term rates to remain steady.

      Equity.  The  Partnership's equity exposure on September  30,

1999  to  price risk in the Nikkei futures index and  the  S&P  500 futures  index  was small.  The stock index futures traded  by  the

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

Partnership as of September 30, 1999:

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



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.




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




                           Dean Witter Diversified Futures
                            Fund III L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

November 12, 1999          By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley
                                    Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.