Form 10-Q
period 2000-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2000-05-12
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                       March 31, 2000




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999.........2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
         Quarters Ended March 31, 2000 and 1999 (Unaudited)......
     4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)..................... 5

         Notes to Financial Statements (Unaudited)............ 6-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.... 11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................17-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................29

Item 5. Other Information....................................29

Item 6. Exhibits and Reports on Form 8-K.....................30





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      March 31,      December 31,
                                         2000            1999
                                          $               $
                                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
        Cash                        43,788,234     47,778,818
     Net  unrealized gain on open contracts     4,388,730    1,95
9,828

         Total Trading Equity       48,176,964     49,738,646

Interest receivable (DWR)              184,256       178,458

         Total Assets               48,361,220     49,917,104


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable              1,111,228      1,195,090
    Accrued management fee (DWFCM)         121,602    125,214
    Administrative expenses payable       87,879       69,232

         Total Liabilities           1,320,709      1,389,536

Partners' Capital

 Limited Partners (28,024.580 and
  30,005.528 Units, respectively)   46,350,672     47,862,260
 General Partner (417.091 Units)       689,839        665,308

    Total Partners' Capital         47,040,511     48,527,568

     Total  Liabilities and Partners' Capital    48,361,220    49
,917,104

NET ASSET VALUE PER UNIT             1,653.93        1,595.11




          The accompanying notes are an integral part
                 of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                            1,083  (3,665,945)
      Net change in unrealized      2,428,902    172,077
      Total Trading Results         2,429,985  (3,493,868)
    Interest Income (DWR)             519,536    540,237
      Total Revenues                2,949,521   (2,953,631)
EXPENSES

      Brokerage   commissions  (DWR)         803,897      914,686
Management   fees   (DWFCM)                 362,335       460,741
Transaction   fees   and  costs               60,729       72,716
Administrative expenses                24,000      14,000
      Total Expenses                1,250,961  1,462,143
NET INCOME (LOSS)                   1,698,560  (4,415,774)

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                 1,674,029    (4,364,675)
General Partner                        24,531     (51,099)
NET INCOME (LOSS) PER UNIT

      Limited   Partners                     58.82       (122.51)
General Partner                         58.82     (122.51)




          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
    December  31, 1998      36,385.865$64,144,919        $743,819
$64,888,738

Net Loss                        - (4,364,675) (51,099)(4,415,774)

Redemptions                (1,303.697)    (2,207,269)           -
(2,207,269)

Partners' Capital,
    March  31, 1999        35,082.168$57,572,975         $692,720
$58,265,695



Partners' Capital,
    December  31, 1999      30,422.619$47,862,260        $665,308
$48,527,568

Net Income                     -   1,674,029   24,531  1,698,560
Redemptions                 (1,980.948)    (3,185,617)          -
(3,185,617)
Partners' Capital,
    March  31, 2000         28,441.671$46,350,672        $689,839
$47,040,511











           The accompanying notes are an integral part of these financial statements.




         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income  (loss)                 1,698,560     (4,415,774)
Noncash item included in net income (loss):
    Net change in unrealized      (2,428,902)    (172,077)
 (Increase) decrease  in operating assets:
      Interest   receivable  (DWR)           (5,798)       11,455
Due from DWR                           -          (93,479)
 Increase (decrease) in operating liabilities:
      Accrued  management  fee  (DWFCM)     (3,612)      (15,779)
Administrative expenses payable      18,647       14,001
 Net cash used for operating activities   (721,105)  (4,671,653)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase   (decrease)  in  redemptions  payable(83,862)248,590
Redemptions of Units              (3,185,617)   (2,207,269)
  Net  cash  used  for  financing activities   (3,269,479)     (1
,958,679)

 Net decrease in cash             (3,990,584)(6,630,332)
 Balance at beginning of period   47,778,818     63,721,724

 Balance at end of period        43,788,234      57,091,392





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

Futures   Fund  III  L.P.  (the  "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

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



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June 15, 2000.  However, the Partnership had previously elected

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $4,388,730 and

$1,959,828 at March 31, 2000 and December 31, 1999, respectively.

Of  the $4,388,730 net unrealized gain on open contracts at March

31, 2000, $3,892,153 related to exchange-traded futures contracts and  $496,577  related  to off-exchange-traded  forward  currency contracts.



Of  the  $1,959,828  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,781,996 related to exchange-traded  futures contracts  and  $177,832  related to off-exchange-traded  forward currency contracts.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through June 2000 and

September   2000,   respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through July  2000  and  March  2000,

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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds, in the aggregate, totaled $47,680,387 and $49,560,814 at

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



March  31, 2000 and December 31, 1999, respectively. With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

Carr's  bankruptcy or insolvency.  Carr's parent, Credit Agricole

Indosuez,  has guaranteed to the Partnership payment of  the  net liquidating  value  of  the  transactions  in  the  Partnership's account with Carr (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount,  and therefore, the impact of future redemptions  of

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary the Partnership's operations for the three months ended March 31,

2000  and  1999,  respectively, and a general discussion  of  its trading activities during each period.  It is important to  note,

however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Manager   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Manager's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues, including interest income, of  $2,949,521  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains  of approximately 5.4% were  recorded  in  the energy  markets primarily during February from long positions  in crude  oil futures as prices rose to nine-year highs.  This price increase  was  due  to a combination of cold  weather,  declining inventories  and  increasing demand, as well  as  concerns  about future output levels from the world's leading producer countries.

Despite  a  dramatic move lower in the price of crude oil  during

March,  the  Partnership profited from long positions  liquidated

early   in  the  month.   In  the  currency  markets,  gains   of

approximately  2.3% were recorded primarily during  January  from short  positions  in the Swedish krona, the euro  and  the  Swiss franc as the value of these European currencies weakened relative to  the  U.S. dollar, hurt by skepticism about Europe's  economic

outlook  and  lack  of support from European  officials.   During

March, gains were recorded from short euro positions as expectations for continued interest rate hikes from the European

Central  Bank diminished.  These gains were partially  offset  by losses  of  approximately 1.5% recorded throughout a majority  of the  quarter in the global stock index futures markets from  long positions  in  S&P  500  Index futures as domestic  stock  prices declined  due  to  volatility in the  technology  sector  and  as economic  data  raised  fears that the Federal  Reserve  will  be

forced  to  take aggressive action to slow the economy.   In  the

global  interest  rate futures markets, losses  of  approximately

1.3%  were incurred primarily during February from long positions in  Japanese  government  bond futures  as  prices  decreased  in response to the yen's weakness, a higher Nikkei average  and  the perception in Japan that, despite a zero interest rate policy, 10-

year  interest rates are too low.  In the metals markets,  losses of  approximately  1.2%  were  experienced  primarily  from  long positions  in  base  metal futures as the previous  upward  price trend  reversed  sharply  lower during February  in  response  to interest  rate  hikes across the globe.  Additional  losses  were recorded  from  short  gold futures positions  as  prices  spiked sharply higher early in February following an announcement  by  a major  producer  that it was suspending gold hedging  activities.

Newly  established  long  gold  futures  positions  resulted   in

additional  losses  as gold prices fell later  in  February  from weakness  in  the Australian dollar and gold sales by  the  Dutch central bank.  In soft commodities, losses of approximately  0.7%

were  recorded  primarily during March from  long  cocoa  futures positions as cocoa prices dropped against the backdrop of world overproduction. Total expenses for the three months ended March

31, 2000 were $1,250,961, resulting in net income of $1,698,560.

The value of a Unit increased from $1,595.11 at December 31, 1999 to $1,653.93 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $2,953,631  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 4.3% were experienced in  the global interest rate futures markets throughout a majority of the quarter  primarily  from short Japanese government  bond  futures positions as prices increased amid growing speculation  that  the

Bank  of  Japan may underwrite Japanese government bonds.   Fears

that  a  rise  in Japanese bond yields would lead  many  Japanese money  managers to repatriate assets from foreign investments  to

yen-denominated  debt  also  pushed  prices  higher.   Additional

losses  were recorded during February and March from short German government bond futures positions as prices increased on  reports that  Germany's  industrial production showed a  sharp  increase,

creating   hopes   that  Europe's  biggest   economy   could   be

strengthening.  In the currency markets, losses of  approximately

4.1%  were recorded throughout a majority of the quarter  largely from  long  Australian  dollar positions  as  its  value  dropped

significantly   relative  to  the  U.S.  dollar  on   speculation

regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset profits recorded in February as its value strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was  more  generous than expected.  In the metals  markets,

losses of approximately 0.9% were experienced during March mainly from  long  silver  futures positions as prices  retreated  after

Berkshire  Hathaway's annual report failed  to  provide  any  new

information   on  the  company's  silver  positions.    In   soft

commodities,  losses of approximately 0.6% were  recorded  during

March mostly from short positions in coffee futures as prices  in this  market  surged late in the month as options-related  buying triggered  waves  of buy-stops at several key resistance  levels,

attracting  fund  short-covering.   In  the  global  stock  index

futures  markets,  losses of approximately 0.2% were  experienced during  February mainly from long S&P 500 Index futures positions as  domestic  equity  prices moved lower  on  concerns  that  the

Federal  Reserve may raise interest rates in an effort to control

inflation.   These  losses  were partially  offset  by  gains  of

approximately  2.3% recorded in the energy markets  during  March primarily from long positions in crude and heating oil futures as prices moved significantly higher which was largely attributed to the  news  that both OPEC and non-OPEC countries had  reached  an agreement  to  cut  total  output by  approximately  two  million

barrels  a  day  beginning April 1, 1999.   In  the  agricultural

markets, gains of approximately 0.7% were recorded during January and  February primarily from short futures positions in  soybeans and  soybean  products  as prices declined  to  23-year  lows  in reaction  to  a healthy South American crop outlook,  weak  world demand and fears that Brazil will flood the market in an effort to support their ailing economy. Total expenses for the three months ended March 31, 1999 were $1,462,143, resulting in  a  net loss of $4,415,774.  The value of a Unit decreased from $1,783.35 at December 31, 1998 to $1,660.84 at March 31, 1999.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.



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

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was approximately $47 million  and  $58  million,

respectively.

     Primary Market             March 31, 2000    March 31, 1999
     Risk Category              Value at Risk      Value at Risk

     Currency                      (1.68)%             (1.96)%

     Interest Rate                 (1.55)              (0.86)

     Equity                        (1.28)              (0.74)

     Commodity                     (2.08)              (1.08)

     Aggregate Value at Risk       (3.41)%             (2.26)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR  of  the  Partnership's  open positions  at  March 31, 2000 and 1999 only and is not  necessarily representative  of  either  the  historic  or  future  risk  of  an investment  in  the  Partnership. Because  the  Partnership's  only business  is  the  speculative trading of  futures  interests,  the composition of its trading portfolio can change significantly  over

any  given time period, or even within a single trading  day.   Any

changes in open positions could positively or negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.

Primary Market Risk Category        High       Low     Average

Currency                           (1.97)%   (1.68)%   (1.83)%

Interest Rate                      (1.92)    (0.86)    (1.32)

Equity                             (1.28)    (0.17)    (0.67)

Commodity                          (2.08)    (0.90)    (1.36)

Aggregate Value at Risk                      (3.41)%   (2.26)%
(2.82)%


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


The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate  basis  at March 31, 2000 and for the  end  of  the  four quarterly  reporting periods from April 1, 1999 through  March  31,

2000.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage or monitor risk.  There can be no  assurance that the Partnership's actual losses on a  particular day  will  not exceed the VaR amounts indicated above or that  such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk they  may represent are immaterial.  The Partnership also maintains a  substantial portion (approximately 78%) of its available  assets in cash at DWR.  A decline in short-term interest rates will result in
a  decline  in the Partnership's cash management income. This  cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency  -  The most significant exposure in the Partnership  at

March  31,  2000 was in the currency complex.  The  Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  that  disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies,  including  cross-rates  i.e.,  positions between two currencies other than the U.S. dollar.  For the first quarter of 2000, the Partnership's foreign exchange exposure  was in  the  euro currency crosses and outright U.S. dollar positions

(outright  positions  consist  of  the  U.S.  dollar  vs.   other

currencies).  The  currency trading VaR figure  includes  foreign margin  amounts  converted into U.S. dollars with an  incremental adjustment  to  reflect the exchange rate risk  inherent  to  the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.

Interest Rates - There was also significant exposure at March 31,

2000 in the interest rate sector. Exposure was spread across  the

U.S.,  Swiss,  Australian, and euro-zone interest  rate  sectors.

Interest  rate  movements  directly  affect  the  price  of   the

sovereign  bond positions held by the Partnership and  indirectly affect  the  value  of  its stock index and  currency  positions.

Interest  rate  movements  in one country  as  well  as  relative interest  rate movements between countries materially impact  the

Partnership's profitability.  The Partnership's primary  interest rate exposure is generally to interest rate fluctuations in the G-

7  countries  and Australia.  Demeter anticipates  that  G-7  and

Australian  interest rates will remain the primary interest  rate

exposure  of  the  Partnership for the foreseeable  future.   The

changes  in  interest rates which have the  most  effect  on  the

Partnership are changes in long-term and medium-term instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium to  long-

term rates to remain steady.



Equity  - The Partnership's equity exposure on March 31, 2000  to

price  risk  in  the S&P 500 futures index was  noteworthy.   The

stock  index futures traded by the Partnership are by law limited to futures on broadly based indices.  Demeter anticipates little,

if  any,  trading in non G-7 stock indices.  The  Partnership  is primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices.  (Static markets  would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)



Commodity.

Metals  -  The Partnership's metals market exposure at March  31,

2000 was to fluctuations in the prices of base metals, as well as exposure  in  the gold market.  A significant amount of  exposure was  evident in the base metals as the Partnership held  sizeable positions  in aluminum and copper as determined by the parameters of the proprietary system.



The  Partnership  aims to equally weight market exposure  in  the metals  as much as possible, however base metals, during  periods of volatility, will affect performance more dramatically than the precious  metals markets.  Demeter anticipates that  base  metals

will   remain   the  primary  metals  market  exposure   of   the

Partnership.



Energy - On March 31, 2000, the Partnership's energy exposure was in  natural gas futures contracts.  Price movement in this market results  from  supply/demand data, weather  patterns,  and  other economic fundamentals. A position in natural gas will impact  the portfolio as it is a significant portion of the portfolio.



Soft Commodities and Agriculturals - The Partnership had moderate exposure in the markets that comprise these sectors.  Most of the exposure however was in the corn and coffee markets. Supply and
demand   inequalities,  severe  weather  disruptions  and  market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposures

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000.



Foreign  Currency  Balances - The Partnership's foreign  currency balances are in Japanese yen, British pounds, euros, Swiss francs and Australian dollars.  The Partnership controls the non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership  and the Trading Manager, separately,  attempt  to manage  the risk of the Partnership's open positions in essentially the  same  manner in all market categories traded. Demeter attempts to  manage market exposure by diversifying the Partnership's assets

among   different  market  sectors  and  trading  approaches,   and

monitoring  the  performance  of  the  Trading  Manager  daily.  In

addition,   the   Trading   Manager   establishes   diversification

guidelines,  often  set  in  terms of  the  maximum  margin  to  be committed to positions in any one market sector or market-sensitive instrument.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash.  Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal  of  the  order  dismissing  the  consolidated  complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and DWFCM and Robert  E.

Murray  replaced  him  as Chairman of the Board  of  Demeter  and

DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's futures and options clearing from Carr Futures Inc.

to  Morgan  Stanley & Co. Incorporated ("MS & Co."), an affiliate of  Demeter,  while trades on the London Metal Exchange  will  be cleared  by Morgan Stanley & Co. International Limited  ("MSIL"),

also  an  affiliate of Demeter.  In addition, MS & Co. and  MSIL,

rather  than  Carr, will act as the counterparty on  all  of  the

Partnership's foreign currency forward trades.  DWR will continue to act as the non-clearing commodity broker for the Partnership.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits.

     10.03     Amended and Restated Customer Agreement dated as of
           December 1, 1997, between the Partnership and Dean   Witter
           Reynolds Inc. is filed herewith.

     10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is filed herewith.

     10.05 International foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is filed herewith.

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




                           Dean Witter Diversified Futures
                            Fund III L.P. (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

May 12, 2000               By: /s/  Lewis A. Raibley, III
                                    Lewis A. Raibley
                                    Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.