Form 10-Q
period 2000-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2000-08-14
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File No. 0-19116

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

     (Exact name of registrant as specified in its charter)


        Delaware                                  13-3577501
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

Yes    X            No___________


          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
        June 30, 2000 (Unaudited) and December 31, 1999.......2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Six Months
     Ended June 30, 2000 and 1999 (Unaudited)..............4

     Statements of Changes in Partners' Capital for the Six Months ended June 30, 2000 and 1999 (Unaudited)...5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk....................................23-36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................37-38

Item 5. Other Information.................................39

Item 6. Exhibits and Reports on Form 8-K...............39-40








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              47,484,736      47,778,818

 Net unrealized gain on open contracts (Carr)234,5901,959,828
    Net    unrealized    loss    on   open    contracts    (MSIL)
(194,971)                                  -
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(1,055,906)   _____-___
  Total  net  unrealized gain (loss) on open contracts(1,016,287)
1,959,828

      Total Trading Equity         46,468,449      49,738,646

Interest receivable (DWR)             177,686         178,458

      Total Assets                  46,646,135     49,917,104

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 798,743        1,195,090
 Accrued management fees (DWFCM)      117,114         125,214
 Administrative expenses payable       103,765         69,232

      Total Liabilities             1,019,622       1,389,536

Partners' Capital

 Limited Partners (26,643.350 and
 30,005.528 Units, respectively)   44,923,257     47,862,260
 General Partner (417.091 Units)       703,256        665,308

 Total Partners' Capital           45,626,513      48,527,568

 Total Liabilities and Partners' Capital46,646,135   49,917,104
NET ASSET VALUE PER UNIT             1,686.10          1,595.11

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,


2000                                   1999
                                         $             $
REVENUES
    Trading profit (loss):
       Realized                         6,836,356         160,980
Net change in unrealized         (5,405,017)      527,958
      Total Trading Results        1,431,339      688,938
    Interest Income (DWR)            543,175      505,843
      Total Revenues               1,974,514    1,194,781

EXPENSES

   Brokerage   commissions   (DWR)           634,008      967,660
Management    fees   (DWFCM)                357,621       437,199
Transaction   fees   and   costs              39,716       68,853
Administrative expenses               25,000        21,000
       Total Expenses              1,056,345    1,494,712

NET INCOME (LOSS)                    918,169      (299,931)

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                      904,752      (295,685)
General Partner                       13,417      (4,246)

NET INCOME (LOSS) PER UNIT

   Limited   Partners                        32.17        (10.18)
General Partner                        32.17      (10.18)

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

REVENUES
 Trading profit (loss):
       Realized                          6,837,439    (3,504,965)
Net change in unrealized         (2,976,115)       700,035
      Total Trading Results        3,861,324  (2,804,930)
    Interest Income (DWR)          1,062,711    1,046,080
      Total Revenues               4,924,035  (1,758,850)

EXPENSES

 Brokerage commissions (DWR)       1,437,905  1,882,346
   Management   fees   (DWFCM)               719,956      897,940
Transaction   fees   and   costs             100,445      141,569
Administrative expenses               49,000          35,000
      Total Expenses               2,307,306     2,956,855

NET INCOME (LOSS)                  2,616,729   (4,715,705)

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                    2,578,781    (4,660,360)
General Partner                       37,948     (55,345)

NET INCOME (LOSS) PER UNIT

   Limited   Partners                        90.99       (132.69)
General Partner                        90.99     (132.69)

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)






                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998     36,385.865 $64,144,919       $743,819     $64,888,738
Net  Loss                      -     (4,660,360)    (55,345)    (
4,715,705)

Redemptions                 (2,915.983)               (4,925,741)
-                        (4,925,741)

Partners' Capital,
  June 30, 1999         33,469.882   $54,558,818      $688,474    $55,247,292




Partners' Capital,
  December 31, 1999      30,422.619$47,862,260$665,308$48,527,568

Net Income                       -    2,578,781            37,948    2,616,729

Redemptions             (3,362.178)(5,517,784)_____-___   (5,517,
784)

Partners' Capital,
     June   30,   2000          27,060.441            $44,923,257
$703,256                         $45,626,513








           The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                   2,616,729              (
4,715,705)
 Noncash item included in net income (loss):
        Net     change     in     unrealized            2,976,115
(700,035)
 Decrease in operating assets:
    Interest receivable (DWR)             772            25,766
 Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)   (8,100)            (23,653)
         Administrative     expenses     payable           34,533
15,642
 Net cash provided by (used for) operating activities   5,620,049
(5,397,985)


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in redemptions payable(396,347)     173,148
Redemptions        of       Units                     (5,517,784)
(4,925,741)
    Net    cash    used   for   financing   activities(5,914,131)
(4,752,593)
   Net  decrease  in  cash                (294,082)             (
10,150,578)
     Balance     at    beginning    of    period       47,778,818
63,721,724
     Balance     at    end    of    period             47,484,736
53,571,146




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

(collectively, "futures interests").



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Prior  to  May

2000, Carr Futures Inc. provided clearing and execution services.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  trading manager is Dean Witter Futures & Currency Management

Inc. ("DWFCM" or the "Trading Manager").  Demeter, DWR, DWFCM, MS

&  Co.  and MSIL are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co.


2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week   U.S.   Treasury  bills.  The  Partnership  pays  brokerage

commissions to DWR. Management fees and incentive fees  (if  any)

incurred by the Partnership are paid to DWFCM.



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

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The net unrealized gain (loss) on open contracts are reported  as a  component of "Equity in futures interests trading accounts" on the

statements  of  financial condition and totaled $(1,016,287)  and

$1,959,828 at June 30, 2000 and December 31, 1999, respectively.



Of  the $1,016,287 net unrealized loss on open contracts at  June

30, 2000, $3,873,178 related to exchange-traded futures contracts and  $(2,856,891) related to off-exchange-traded forward currency contracts.



Of  the  $1,959,828  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,781,996 related to exchange-traded  futures contracts  and  $177,832  related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2000  and

September   2000,   respectively.   Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 2000  and

December  31, 1999 mature through September 2000 and March  2000,

respectively.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  Partnership  has  credit risk associated  with  counterparty nonperformance.  The credit risk associated with the  instruments in  which  the Partnership is involved is limited to the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties with respect to most of the Partnership's  assets.

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS

&  Co.,  and MSIL each as a futures commission merchant  for  the

Partnership's  exchange-traded futures contracts,  are  required,

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain (loss) on  all  open

futures   contracts,  which  funds,  in  the  aggregate,  totaled

$51,357,914  and  $49,560,814 at June 30, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements of variations in value

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



nor  is  there any requirement that an amount equal  to  the  net unrealized  gain (loss) on open forward contracts be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of MS & Co.,

the  sole counterparty on all of such contracts, to perform.  The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s exposure on off-exchange-traded forward currency contracts,

should  materially decrease the Partnership's credit risk in  the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary the Partnership's operations for the quarter and six months ended

June 30, 2000 and 1999, respectively, and a general discussion of its  trading  activities during each period.  It is important  to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Manager   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Manager's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading revenues, including interest income, of $1,974,514

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains of approximately 10.4% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural gas futures as prices continued their upward trend on fears that inventory levels would remain low and that U.S. demand will  outstrip  production  this  summer,  when  inventories  are

typically  refilled  for  the  winter.   Additional  gains   were

recorded during May and June from long futures positions in crude oil  and its related products as the previous upward movement  in oil prices re-emerged amid rising concerns regarding supplies and

production  levels.   In  the  agricultural  markets,  gains   of

approximately 1.2% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a damp  weather forecast in the U.S. midwest.  In soft commodities,

gains  of approximately 0.4% were recorded primarily during  June from  short  coffee  futures positions as prices  decreased  amid continued  pressure  from  bearish technical  factors  and  large warehouse supplies.  These gains were partially offset by  losses of  approximately  6.5% recorded throughout  a  majority  of  the quarter  primarily  from long positions  in  U.S.  interest  rate futures  as  prices  declined  on  inflation  fears  provoked  by

stronger-than-forecasted U.S. economic data.   Losses  were  also

recorded  throughout  the  majority of  the  quarter  from  short positions in German bond futures as prices were pushed higher  by the  rise  in  U.S.  prices.  In the global stock  index  futures markets,  losses  of  approximately 1.8% were incurred  primarily during  April  from long positions in S&P 500  Index  futures  as fears of inflation negatively impacted domestic equity prices.

In  the  currency  markets,  losses of  approximately  1.2%  were experienced  primarily  during April  and  early  May  from  long positions  in the Japanese yen as its value weakened relative  to the  U.S.  dollar  amid  fears of an  additional  Bank  of  Japan

intervention   and  as  Japanese  consumer  confidence   remained

sluggish.   In  the metals markets, losses of approximately  0.7%

were  recorded primarily during June from short aluminum  futures positions as prices increased on consumer and speculative buying.

Total  expenses  for the three months ended June  30,  2000  were

$1,056,345, resulting in net income of $918,169.  The value of  a

Unit  increased from $1,653.93 at March 31, 2000 to $1,686.10  at

June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading revenues, including interest income of  $4,924,035

and  posted  an  increase in Net Asst Value per Unit.   The  most

significant  gains of approximately 15.5% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels would remain low and that U.S. demand will  outstrip  production  this  summer,  when  inventories  are

typically  refilled  for  the  winter.   Additional  gains   were

recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather,
declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC  of  a price  setting  mechanism and a promise of  a  modest  production

increase.   In the currency markets, gains of approximately  1.2%

were  recorded primarily during January from short  positions  in the  Swedish krona, the euro and the Swiss franc as the value  of these  European currencies weakened relative to the U.S.  dollar,

hurt  by  skepticism about Europe's economic outlook and lack  of support  from  European officials.  During  April,  profits  were recorded  from short positions in the euro as the  value  of  the

European  common currency dropped to record lows versus the  U.S.

dollar and British pound.  In the agricultural markets, gains  of approximately 1.0% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a

damp  weather  forecast in the U.S. Midwest.   These  gains  were

partially  offset  by  losses  of  approximately  7.6%   recorded

throughout  a majority of the second quarter from long  positions in  U.S.  interest rate futures as prices declined  on  inflation fears  provoked  by stronger-than-forecasted U.S. economic  data.

Losses  were also recorded throughout the majority of the  second quarter  from  short positions in German bund futures  as  prices were  pushed  higher by the rise in U.S. prices.  In  the  global stock  index futures markets, losses of approximately  3.2%  were incurred throughout a majority of the first quarter and during

April  from  long positions in S&P 500 Index futures as  domestic stock  prices declined due to volatility in the technology sector and  fears  that  the  Federal Reserve will  be  forced  to  take aggressive  action to slow the economy.  In the  metals  markets,

losses of approximately 2.0% were experienced primarily from long positions in base metal futures as a previous upward price  trend reversed  sharply lower during February in response  to  interest rate  hikes  across the globe.  During June, smaller losses  were

recorded   from  short  aluminum  futures  positions  as   prices

increased on consumer and speculative buying.  Total expenses for the six months ended June 30, 2000 were $2,307,306, resulting  in net  income  of  $2,616,729.  The value of  Unit  increased  from

$1,595.11 at December 31, 1999 to $1,686.10 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,194,781 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.  The  most significant net trading losses of  approximately

3.9%  were experienced in the metals markets primarily from  long positions  in  copper and aluminum futures as base metals  prices declined  significantly during late May amid  large  supply,  low demand and the possibility of a production cut in the near future being judged unlikely. During June, additional losses were incurred in this market complex from short copper futures positions  as  prices  moved higher due to a  drop  in  warehouse

stocks.   In  the global stock index futures markets,  losses  of

approximately 0.8% were recorded during mid April  and  May  from long  S&P  500 Index futures positions as domestic equity  prices dropped  following  stronger-than-expected Consumer  Price  Index data  and  indications by the Federal Open Market Committee  that the  U.S. Federal Reserve is shifting towards a tightening  bias.

In  the  agricultural markets, losses of approximately 0.1%  were experienced primarily from long corn futures positions as  prices regressed in early April in reaction to reports by the USDA  that the expected corn surplus will be one of the biggest in years and from  declining demand in the Asian markets.  These  losses  were partially offset by gains of approximately 2.0% recorded  in  the currency  markets  primarily during  April  and  May  from  short

Swedish  krona  positions as its value weakened versus  the  U.S.

dollar  on  speculation  as  to when Sweden  will  join  Europe's

Monetary Union and due to a decline in oil prices.  In the global interest  rate futures markets, gains of approximately 1.1%  were recorded primarily from long Japanese government bonds as  prices rallied  during April after the Japanese government  proposed  no new  economic spending plans and on comments by a Senior  Finance

Ministry  official that the supply-demand balance in  the  market will deteriorate.  In soft commodities, gains of approximately

0.6% were recorded primarily from short cotton futures positions as prices dropped in late June on reports of beneficial rainfalls across  the  Southeastern U.S.  In the energy markets,  gains  of approximately 0.5% were recorded primarily during April from long natural gas futures positions as prices climbed following reports of  an  increase  in  storage stocks that was  well-below  market expectations.  Total expenses for the three months ended June 30,

1999  were $1,494,712, resulting in a net loss of $299,931.   The

value  of  a Unit decreased from $1,660.84 at March 31,  1999  to

$1,650.66 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses net of interest income of  $1,758,850  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant losses of approximately 4.4% were experienced in  the metals  markets primarily from long positions in copper and  zinc futures as base metals prices declined significantly in late  May amid  a  large  supply,  low  demand and  the  possibility  of  a

production cut in the near future being judged unlikely.   During

June, additional losses were incurred in this market complex from short  copper futures positions as prices moved higher due  to  a drop  in  warehouse stocks.  In the global interest rate  futures markets, losses of approximately 3.3% were recorded throughout  a majority of the first quarter from short Japanese bond futures positions as prices increased amid growing speculation that the

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

2.3%  were experienced throughout a majority of the first quarter from  long  Australian  dollar positions  as  its  value  dropped

significantly   relative  to  the  U.S.  dollar  on   speculation

regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was more generous than expected.  In the global stock index futures  markets,  losses of approximately 0.9% were  experienced primarily  during February, mid April and May from long  S&P  500

Index futures positions as domestic equity prices moved lower  on concerns that the Federal Reserve may raise interest rates in  an effort to control inflation, following stronger-than-expected

Consumer Price Index data and on indications by the Federal  Open

Market  Committee  that  the  U.S. Federal  Reserve  is  shifting towards a tightening bias.  These losses were partially offset by gains  of  approximately  2.7% recorded  in  the  energy  markets primarily  during March from long positions in crude and  heating oil  futures  as prices moved significantly higher on  news  that both OPEC and non-OPEC countries had reached an agreement to  cut total output by approximately two million barrels a day beginning

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $46 million and $55 million, respectively.

     Primary Market            June 30, 2000      June 30, 1999
     Risk Category             Value at Risk      Value at Risk

     Currency                      (1.44)%             (1.97)%

     Interest Rate                 (1.63)              (1.92)

     Commodity                     (1.83)              (0.90)

     Equity                        (0.05)              (0.48)

     Aggregate Value at Risk       (2.70)%             (3.16)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR  of  the  Partnership's  open positions at June 30, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of an investment  in  the  Partnership. Because  the  Partnership's  only business  is  the  speculative trading of  futures  interests,  the composition of its trading portfolio can change significantly  over

any  given time period, or even within a single trading  day.   Any

changes in open positions could positively or negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category        High       Low     Average

Currency                           (1.97)%    (1.44)%   (1.76)%

Interest Rate                      (1.92)     (0.86)    (1.49)

Commodity                          (2.08)     (0.90)    (1.47)

Equity                             (1.28)     (0.05)    (0.64)

Aggregate Value at Risk            (3.41)%    (2.26)%   (2.88)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate  basis  at  June 30, 2000 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1999  through  June  30,

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



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk

they   may  represent  are  immaterial.   At  June  30,  2000   the

Partnership's  cash  balance at DWR was approximately  96%  of  its total Net Asset Value.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  2000,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor  currencies.   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest Rate. The second market exposure on June 30, 2000 was in the  interest  rate  complex.  Exposure was spread  across  U.S.,

German  and  Japanese  interest  rate  sectors.   Interest   rate

movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and  the  other  G-7  countries.  The G-7  countries  consist  of

France,   U.S.,  Britain,  Germany,  Japan,  Italy  and   Canada.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed to short-term, rates. Most of the speculative interest rate futures positions held by the Partnership are in medium- to long-term  instruments.  Consequently, even a material change  in short-term  rates  would have little effect on  the  Partnership,

were the medium- to long-term rates to remain steady.



Commodity.

Energy.     On  June 30, 2000, the Partnership's energy  exposure

was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain high and that significant profits and losses,  which have been experienced in the past, are expected to continue to be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure for the quarter  ended June 30, 2000 was to fluctuations in the price  of aluminum and nickel.



Soft  Commodities and Agriculturals.     On June  30,  2000,  the

Partnership had exposure in the corn, soybean, cotton and coffee
markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Equity.   Exposure to stock indices on June 30, 2000 was  limited

to a small position in the Nikkei stock index.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency balances are in euros and Japanese yen.  The Partnership controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine  to  $495,000,  reversed all previously imposed  suspensions against the traders,
reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.

Item 5. OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial Officer and a Director of Demeter and DWFCM.  Effective

July 10, 2000, Raymond E. Koch replaced Lewis A. Raibley, III  as

Chief Financial Officer of Demeter.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits.

     3.01 Limited Partnership Agreement of the Partnership, dated as of July 12, 1990 is incorporated by reference to Exhibit 3.01 and
          Exhibit 3.02 of the Partnership's Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

     3.02 Form  of  Amendment  No. 1 to the  Limited  Partnership
          Agreement of the Partnership is incorporated by       reference
          to Exhibit 3.01(a) of the Partnership's     Registration
          Statement on Form S-1, File No. 33-47797, filed on May 11, 1992.

     10.01 Management Agreement among the Partnership, Demeter Management Corporation and Dean Witter Futures & Currency Management Inc. dated as of July 12, 1990 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1, file No. 33-34989, filed on May 21, 1990.

      10.02   Form of Amendment No. 1 to the Management Agreement
is   incorporated   by  reference  to  Exhibit   10.02   (a)   of
the   Partnership's   Registration   Statement   on   Form   S-1,
file no. 33-47797, filed on May 11, 1992.

     10.03     Amended and Restated Customer Agreement dated as of
           December 1, 1997, between the Partnership and Dean   Witter
           Reynolds Inc. incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19116.

     10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 19116.

     10.05 International foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 19116.

      10.06   Customer Agreement, dated as of May 1, 2000 between
Morgan    Stanley    &   Co.   Incorporated,   the    Partnership
and Dean Witter Reynolds Inc. is filed herewith.

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




                            Dean Witter Diversified Futures
                              Fund III L.P. (Registrant)

                            By: Demeter Management Corporation
                                 (General Partner)

August 14, 2000             By:/s/Raymond E. Koch      __________
                                    Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.