Form 10-Q
period 2000-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2000-11-14
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
          September   30,  2000  (Unaudited)  and  December   31,
     1999.......2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months
     Ended September 30, 2000 and 1999 (Unaudited)..............4

     Statements of Changes in Partners' Capital for the Nine Months ended September 30, 2000 and 1999

(Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......14-26

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.........................................26-38

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................39

Item 6. Exhibits and Reports on Form 8-K....................39-40




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,     December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              35,904,245      47,778,818

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
4,403,132                                    -
    Net    unrealized    gain    on   open    contracts    (MSIL)
462,352                                    -
    Net    unrealized    gain    on   open    contracts    (Carr)
-                                    1,959,828

  Total  net  unrealized gain on open contracts    4,865,484    1
,959,828

      Total Trading Equity         40,769,729      49,738,646

Interest receivable (DWR)             163,907         178,458

      Total Assets                  40,933,636     49,917,104


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 719,340        1,195,090
 Administrative expenses payable       116,778         69,232
 Accrued management fees (DWFCM)      102,874         125,214

      Total Liabilities               938,992       1,389,536
Partners' Capital

 Limited Partners (25,503.993 and
                 30,005.528  Units,  respectively)     39,351,098
47,862,260
 General Partner (417.091 Units)        643,546       665,308

 Total Partners' Capital           39,994,644      48,527,568

 Total Liabilities and Partners' Capital  40,933,636   49,917,104

NET ASSET VALUE PER UNIT             1,542.94          1,595.11

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,


2000                                   1999
                                         $             $
REVENUES
 Trading profit (loss):
       Realized                        (9,357,434)      1,846,627
Net change in unrealized           5,881,771      403,725
      Total Trading Results      (3,475,663)    2,250,352
    Interest Income (DWR)            517,262      516,824
      Total Revenues             (2,958,401)    2,767,176

EXPENSES

   Brokerage   commissions   (DWR)           542,456      873,426
Management    fees   (DWFCM)                314,281       417,333
Administrative expenses               24,000        21,000
 Transaction fees and costs           22,822         59,089
       Total Expenses                903,559    1,370,848

NET INCOME (LOSS)                (3,861,960)      1,396,328

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                  (3,802,250)      1,378,559
General Partner                     (59,710)       17,769

NET INCOME (LOSS) PER UNIT

   Limited   Partners                     (143.16)          42.60
General Partner                     (143.16)        42.60

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

REVENUES
 Trading profit (loss):
       Realized                        (2,519,995)    (1,658,338)
Net change in unrealized           2,905,656    1,103,760
      Total Trading Results          385,661    (554,578)
    Interest Income (DWR)          1,579,973    1,562,904
      Total Revenues               1,965,634   1,008,326

EXPENSES

 Brokerage commissions (DWR)       1,980,361  2,755,772
   Management   fees   (DWFCM)             1,034,237    1,315,273
Transaction   fees   and   costs             123,267      200,658
Administrative expenses               73,000          56,000
      Total Expenses               3,210,865     4,327,703

NET LOSS                         (1,245,231)   (3,319,377)

NET LOSS ALLOCATION

   Limited   Partners                  (1,223,469)    (3,281,801)
General Partner                     (21,762)     (37,576)

NET LOSS PER UNIT

   Limited   Partners                      (52.17)        (90.09)
General Partner                      (52.17)      (90.09)

          The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)






                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998     36,385.865 $64,144,919       $743,819     $64,888,738
Net  Loss                      -     (3,281,801)    (37,576)    (
3,319,377)

Redemptions                 (4,502.581)               (7,582,724)
-                        (7,582,724)

Partners' Capital,
  September 30, 1999    31,883.284   $53,280,394      $706,243    $53,986,637




Partners' Capital,
  December 31, 1999      30,422.619$47,862,260$665,308$48,527,568

Net   Loss                       -       (1,223,469)     (21,762)
(1,245,231)

Redemptions                 (4,501.535)               (7,287,693)
-                         (7,287,693)

Partners' Capital,
                 September                30,                2000
25,921.084        $39,351,098          $643,546    $39,994,644








           The accompanying notes are an integral part of these financial statements.

         DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                          (1,245,231)              (
3,319,377)
 Noncash item included in net loss:
        Net     change     in     unrealized          (2,905,656)
(1,103,760)
 (Increase) decrease in operating assets:
         Interest      receivable      (DWR)               14,551
 28,226                                                       Due
 from                                                         DWR
 -                                  (19,135)

 Increase (decrease) in operating liabilities:
                Administrative          expenses          payable
47,546                       20,046
         Accrued    management   fees   (DWFCM)          (22,340)
(27,197)

   Net   cash   used   for  operating  activities     (4,111,130)
(4,421,197)


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in redemptions payable    (475,750)            (13,954)
Redemptions        of       Units                     (7,287,693)
(7,582,724)
   Net   cash   used   for  financing  activities     (7,763,443)
(7,596,678)
   Net  decrease  in  cash             (11,874,573)             (
12,017,875)
     Balance     at    beginning    of    period       47,778,818
63,721,724
     Balance     at    end    of    period             35,904,245
51,703,849




          The accompanying notes are an integral part of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Dean   Witter  Diversified  Futures  Fund  III   L.P.   (the

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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  The trading

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




manager  is  Dean  Witter  Futures  &  Currency  Management  Inc.

("DWFCM"  or the "Trading Manager").  Demeter, DWR, DWFCM,  MS  &

Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean

Witter & Co.


2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week   U.S.   Treasury  bills.  The  Partnership  pays  brokerage

commissions to DWR. Management fees and incentive fees,  if  any,

incurred by the Partnership are paid to DWFCM.



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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the

statements  of  financial condition and  totaled  $4,865,484  and

$1,959,828  at  September  30,  2000  and  December   31,   1999,

respectively.

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the  $4,865,484  net unrealized gain  on  open  contracts  at

September 30, 2000, $1,526,034 related to exchange-traded futures contracts  and $3,339,450 related to off-exchange-traded  forward currency contracts.



Of  the  $1,959,828  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,781,996 related to exchange-traded  futures contracts  and  $177,832  related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through  December

2001   and  September  2000,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  2000 and December 31, 1999 mature through November 2000  and

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

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount equal to the net unrealized gains on all open  futures contracts, which funds, in the aggregate, totaled $37,430,279 and

$49,560,814  at  September  30,  2000  and  December  31,   1999,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

MS  &  Co.,  the  sole counterparty on all of such contracts,  to perform.  The Partnership has a netting agreement with MS  &  Co.

This agreement,

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary the  Partnership's operations for the quarters  and  nine  months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$2,958,401  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.0% were recorded in  the  energy markets primarily during July from  long  futures positions in crude oil as prices reversed lower amid growing conviction that Saudi Arabia would follow through with a pledge to  boost production.  Additional losses were experienced  during

July  and  August from long positions in natural gas  futures  as prices retreated on higher-than-expected inventory numbers,  mild weather and technical selling attributed to the decline in  crude

oil  prices.   In soft commodities, losses of approximately  3.2%

were  incurred primarily during July from previously  established short  positions and subsequent long positions in coffee  futures as  prices  traded  in an extremely volatile pattern  on  weather related  concerns  for Brazil.  Additional losses  were  recorded primarily  during July from short positions in cotton futures  as prices moved higher amid fears that the dryness and heat in Texas would  slash  the size of the U.S. crop.  In the global  interest

rate   futures  markets,  losses  of  approximately   2.8%   were

experienced  primarily during September from short  positions  in

Japanese interest rate futures as bond prices surged as investors sought  refuge from declining stock prices in the U.S. and Japan.

Additional losses were recorded from long positions in Australian interest rate futures as prices declined mirroring a drop in U.S.

Treasury  prices.   In  the global stock index  futures  markets,

losses of approximately 2.6% were recorded during late July  from long  positions  in S&P 500 Index futures as prices  declined  on fears  of  additional interest rate hikes in the U.S. and  Europe and during September due to jitters in the technology industry as
well  as  from an overall concern regarding the oil markets.   In

the  metals  markets, losses of approximately 0.2% were  recorded throughout  a majority of the quarter from long aluminum  futures

positions  as  prices  declined  amid  currency  and  oil   price

fluctuations  and on fears that the global economy could  be  set for  a  growth  slowdown.  These losses were mitigated  by  gains recorded primarily during mid September from long copper  futures positions  as  prices rose higher due to a rise in  COMEX  copper stocks.  A portion of the Partnership's overall losses was offset by  gains of approximately 3.7% recorded in the currency  markets primarily  during  September from short  positions  in  the  euro relative  to the British pound as prices were pushed lower  on  a lack  of  European support for the euro.  Additional  gains  were recorded  during  July and September from a  short  Japanese  yen position as its value weakened versus the U.S. dollar on a weaker

Japanese   stock   market,   corporate   failures   and   overall

strengthening  of the U.S dollar. Total expenses  for  the  three months ended September 30, 2000 were $903,559, resulting in a net loss of $3,861,960.  The value of a Unit decreased from $1,686.10 at June 30, 2000 to $1,542.94 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded total trading revenues, including interest income of

$1,965,634  and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

10.2%  were recorded in the global interest rate futures  markets primarily throughout a majority of the second quarter, as well as during  July,  from  short positions in German  bund  futures  as

prices  were pushed higher by a rise in U.S. prices.   Additional

losses   were  incurred  primarily  during  February  from   long

positions in Japanese government bond futures as prices decreased in  response  to the yen's weakness and the perception  in  Japan that, despite a zero interest rate policy, 10 year interest rates are  too  low.  During September, losses were also recorded  from short  positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices  in the  U.S.  and Japan. In the global stock index futures  markets,

losses  of approximately 5.6% were incurred throughout a majority of  the  first quarter and during April, late July and  September from  long  positions in S&P 500 Index futures as domestic  stock prices  declined due to volatility in the technology  sector  and fears  that the Federal Reserve will be forced to take aggressive action  to  slow  the  economy.  In soft commodities,  losses  of approximately 3.3% were incurred primarily during July from short positions in cotton futures as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the

U.S.  crop.  In the metals markets, losses of approximately  2.1%

were  recorded  throughout a majority of the third  quarter  from long  aluminum futures positions as prices declined amid currency and  oil  price fluctuations and on fears that the global economy

could   be  set  for  a  growth  slowdown.   A  portion  of   the

Partnership's  overall losses was partially offset  by  gains  of approximately  11.7%  recorded in the  energy  markets  primarily during  May from long positions in natural gas futures as  prices continued  their  upward  trend on fears  that  inventory  levels remain  low  and  that  U.S.  demand  will  outstrip  production.

Additional  gains  were  recorded  during  February   from   long

positions  in  crude  oil futures as prices increased  due  to  a combination of cold weather, declining inventories and increasing demand.  Oil prices also increased during June in reaction to the dismissal  by OPEC of a price setting mechanism and a promise  of only  a  modest  production increase.  In the  currency  markets,

gains of approximately 4.6% were recorded primarily during March,

April and September from short positions in the euro as its value weakened  versus the U.S. dollar and British pound on a  lack  of

European  support.  Offsetting currency losses  were  experienced during  March  as  the value of the Japanese yen reversed  higher versus the U.S. dollar, despite dollar buying intervention by the

Bank of Japan on two occasions during that month.  During April
and   early  May,  additional  losses  were  recorded  from  long positions  in the Japanese yen as its value weakened relative  to the  U.S.  dollar  amid  fears of an  additional  Bank  of  Japan

intervention   and  as  Japanese  consumer  confidence   remained

sluggish.   In  the agricultural markets, gains of  approximately

1.3% were recorded primarily during June and July from short corn futures positions as corn prices were pressured lower by  a  damp weather  forecast  in the U.S. midwest.  Total expenses  for  the nine  months ended September 30, 2000 were $3,210,865,  resulting in  a  net loss of $1,245,231.  The value of Unit decreased  from

$1,595.11  at  December 31, 1999 to $1,542.94  at  September  30,

2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$2,767,176  and posted an increase in Net Asset Value  per  Unit.

The most significant gains of approximately 5.8% were recorded in the metals markets primarily from short gold futures positions as prices  dropped  during early July amid disappointment  over  low prices  at the U.K. auction.  Newly established long gold futures positions  also produced gains as prices skyrocketed due  to  the results of the Bank of England's second gold auction on September

21  and  the  announcement of a plan by several European  central banks  to  restrict sales of their gold reserves for five  years.

Additional  gains were recorded during August from long  aluminum futures  positions  as  prices  increased  on  bullish  technical factors and speculative buying.  In the energy markets, gains  of approximately  3.7% were recorded primarily from long  crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses of  approximately  4.0%  recorded in  the  global  interest  rate futures  markets  primarily from short Australian  interest  rate futures  positions as prices increased during July and August  on the  temporary  strength  in U.S. bonds and  weaker-than-expected business spending data out of Australia.  Additional losses  were recorded  from  short  U.S. interest rate  futures  positions  as domestic  bond prices moved temporarily higher on the release  of benign  inflation  data and diminished fears of another  interest rate  increase by the Federal Reserve.  Offsetting gains resulted from  short  positions in German bond futures as prices  declined during July on comments by Bundesbank President designate Welteke that  he has started to see signs of a resurgence in the European

economy.   In the currency markets, losses of approximately  1.0%

were  experienced  early  in  the  quarter  primarily  from  long

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

Losses were also experienced from long positions in the euro  and the Swiss franc as the value of these currencies declined sharply versus the U.S. dollar on September 10 as an intervention by  the

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

$1,008,326 and, after expenses, posted a decrease in Net Asset

Value  per  Unit.   The most significant losses of  approximately

6.7% were experienced in the global interest rate futures markets primarily  from short Australian interest rate futures  positions as  prices  increased  during July and August  on  the  temporary strength in U.S. bonds and weaker-than-expected business spending data  out  of  Australia.  Additional losses were  recorded  from short  Japanese bond futures positions as prices increased during the first quarter amid growing speculation that the Bank of Japan may  underwrite  Japanese government bonds and during  the  third quarter on the strength of the Japanese yen and expectations that

additional  monetary easing in that country will  come.   In  the

currency  markets,  losses of approximately  3.1%  were  recorded throughout  a majority of the first quarter primarily  from  long

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

global stock index futures markets, losses of approximately  1.8%

were  experienced primarily during February, mid  April  and  May from  long  S&P  500 Index futures positions as  domestic  equity prices moved lower on concerns that the Federal Reserve may raise interest  rates in an effort to control inflation.  These  losses were partially offset by gains of approximately 5.9% recorded  in the energy markets primarily during March from long positions  in crude  and  heating  oil  futures as prices  moved  significantly higher  on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st.  Gains were also  recorded  during  the third quarter  after  OPEC  ministers confirmed  that  they  would uphold their global  cutbacks  until

April   of   next  year.   In  the  metals  markets,   gains   of

approximately  0.6%  were  recorded  primarily  from  short  gold futures positions as prices dropped to 20 year lows during  early

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $40 million  and  $54  million,

respectively.

     Primary Market      September 30, 2000   September 30, 1999
     Risk Category         Value at Risk         Value at Risk

     Currency                  (2.80)%               (1.73)%

     Commodity                    (2.45)                (1.38)

   Interest Rate             (0.48)                (0.94)

     Equity                       -                  (0.17)

     Aggregate Value at Risk   (3.38)%               (2.46)%

Aggregate value at risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.



Primary Market Risk Category        High       Low     Average

Currency                           (2.80)%   (0.80)%   (1.68)%

Commodity                          (2.45)    (0.82)    (1.80)

Interest Rate                      (1.63)    (0.19)    (0.96)

Equity                             (1.28)    (0.05)    (0.49)

Aggregate Value at Risk            (3.41)%   (1.26)%   (2.69)%


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


The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000. Since VaR is based on historical  data,  VaR should  not  be viewed as predictive of the Partnership's  future financial
performance or its ability to manage or monitor risk.  There can be no  assurance that the Partnership's actual losses on a  particular day  will  not exceed the VaR amounts indicated above or that  such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk they  may  represent  are immaterial.  At September  30,  2000  the

Partnership's  cash  balance at DWR was approximately  84%  of  its total Net Asset Value.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

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



The  following  were  the primary trading  risk  exposures  of  the

Partnership as of September 30, 2000 by market sector.  It  may  be

anticipated,  however,  that  these  market  exposures  will   vary

materially over time.

Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing  relationships between different currencies and  currency

pairs.   Interest rate changes as well as political  and  general

economic   conditions   influence   these   fluctuations.     The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major exposures  were  in the euro currency crosses and  outright  U.S.

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



Commodity

Metals.   The Partnership's second largest exposure at  September

30,  2000  was in the metals complex. This included positions  in aluminum, copper and gold. Prices in these markets are influenced by general economic conditions, warehouse stocks and in the case of gold, central bank sales.



Energy.   At September 30, 2000 the Partnership's energy exposure

was  in  futures  contracts  in the natural  gas  market.   Price

movement  in  this market results from political developments  in

the   Middle   East,   weather  patterns   and   other   economic

fundamentals.  It is possible that volatility will  remain  high.

Significant  profits and losses, which have been  experienced  in the  past,  are  expected to continue to be experienced  in  this market.  Natural gas has exhibited volatility in prices resulting from  weather  patterns  and supply and demand  factors  and  may continue in this choppy pattern.



Soft  Commodities and Agriculturals.  At September 30,  2000  the

Partnership had exposure in the corn, cotton and coffee  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Interest  Rate.  The third largest market exposure  at  September

30,  2000 was in the interest rate complex.  Exposure was  spread

across   United  States  and  Japanese  interest  rate   sectors.

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

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of the  Partnership for the foreseeable future.  The  changes  which have  the  most  effect  on  the  Partnership  are  in  short  to intermediate term as opposed to long term rates as  most  of  the

speculative   interest  rate  futures  positions  held   by   the

Partnership are in short term and medium term instruments.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances were in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.

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

    10.02      Form of Amendment No. 1 to the Management Agreement
         is incorporated by reference to Exhibit 10.02 (a) of    the
         Partnership's Registration Statement on Form S-1,   file no. 33-
         47797, filed on May 11, 1992.

       10.03 Amended and Restated Customer Agreement dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. incorporated by reference to
Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19116.

     10.03 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19116.

     10.04 International foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19116.

              10.06 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-19116).

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




                            Dean Witter Diversified Futures
                              Fund III L.P. (Registrant)

                            By: Demeter Management Corporation
                                 (General Partner)

November 14, 2000           By:/s/Raymond E. Koch
                                    Raymond E. Koch
                                  Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.