Form 10-K
period 2000-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2001-04-02
CIK 863535

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

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

               DELAWARE                                13-3577501
(State or other jurisdiction of                 (I.R.S. Employer
incorporation                   or                  organization)
Identification No.)

c/o Demeter Management Corporation
Two World Trade Center, - 62nd Flr., New York, N.Y.         10048
(Address  of  principal executive offices)                   (Zip
Code)


Registrant's telephone number, including area code      (212) 392-
5454

Securities registered pursuant to Section 12(b) of the Act:

                                                Name   of    each
exchange
Title   of  each  class                                on   which
registered
          None                                      None

Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $45,540,718 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

          DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000


                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . . . 1

Part I .

  Item  1.Business. . . . . . . . . . . . . . . . . . . . . . . .
2-4

  Item  2.Properties. . . . . . . . . . . . . . . . . . . . . . .
 . 4

   Item  3.Legal Proceedings. . . . . . . . . . . . . . . . . . .
4-5

   Item  4.Submission of Matters to a Vote of Security Holders. .
 . .5

Part II.

  Item  5.Market for the Registrant's Partnership Units
           and Related Security Holder Matters. .. . . . . . .  .
 . . 6

   Item  6.Selected Financial Data. .. . . . . . . . . . . . .  .
 . . 7

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
8-19

  Item 7A.Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . .
19-31

   Item  8.Financial Statements and Supplementary Data. . . . . .
 ...32

   Item  9.                                        Changes in and
Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .32
Part III.

   Item 10.                                        Directors  and
Executive Officers of the Registrant. ..  33-37

   Item 11.Executive Compensation . . . . . . . . . . . . . . . .
 . .37

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management. .. . . . . . . . . . . . . . . . . . .
 . .37

  Item 13.Certain Relationships and Related Transactions. . . . .
 ..38

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . .  .  .
 . .39

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                Part of Form 10-K

     Partnership's Prospectus dated
     June 30, 1992.                                 I and IV

     Annual Report to Dean Witter
     Diversified Futures Fund III L.P.
     Limited Partners for the year
     ended December 31, 2000                      II, III and IV

                             PART I

Item 1.  BUSINESS

(a)  General  Development of Business.  Dean  Witter  Diversified

Futures  Fund III L.P. (the "Partnership") is a Delaware  limited partnership  organized  to engage primarily  in  the  speculative trading  of  commodity  futures and forward  contracts,  physical commodities, and other commodity interests.



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter  Reynolds,  Inc. ("DWR").   The  clearing  commodity

brokers  are Morgan Stanley & Co. Incorporated ("MS &  Co.")  and

Morgan Stanley & Co. International Limited ("MSIL") which provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services to the Partnership.

The  trading manager is Dean Witter Futures & Currency Management

Inc. ("DWFCM" or the "Trading Manager").  Demeter, DWR, MS & Co.,

MSIL  and  DWFCM are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").



The Partnership's net asset value per unit of limited partnership interest  ("Unit(s)")  as of December 31,  2000,  was  $1,945.81,

representing an increase of 22.0 percent from the net asset value per  Unit of $1,595.11 at December 31, 1999.  For a more detailed description of the Partnership's business see subparagraph (c).

(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures  and  forwards.   The relevant financial  information  is

presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures and forwards, pursuant to  trading instructions provided by the Trading Manager.  For  a detailed description of the different facets of the Partnership's business,  see  those  portions of the  Partnership's  prospectus dated June 30, 1992 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below:

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                      (Pages 1-8).

    2. Commodities Markets       2.  "The Commodities Markets"
                                      (Pages 52-59).

    3. Partnership's Commodity   3.  "Trading Policies" (Pages
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

     5.     Taxation  of  the  Partner-  5. "Federal  Income  Tax
     ship's Limited Partners          Aspects" and "State and
         Local Income Tax Aspects"
                     (Pages 70-77).

(d)   Financial   Information  about   Geographic   Areas.    The

Partnership  has  not  engaged  in  any  operations  in   foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are  the  contracting  party and  trades  in  futures  and forwards on foreign exchanges.


Item 2.  PROPERTIES
The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter,   DWFCM,   MSDW,   the  Partnership,   certain   limited

partnership  commodity  pools of which  Demeter  is  the  general

partner   and  certain  trading  managers  to  those  pools.    A

consolidated and
amended  complaint in the action pending in the Supreme Court  of the State of New York was filed on August 13, 1997, alleging that the  defendants  committed fraud, breach of fiduciary  duty,  and negligent  misrepresentation in the sale  and  operation  of  the various  limited  partnership  commodity  pools.  The  complaints sought  unspecified amounts of compensatory and punitive  damages and  other relief.  The New York Supreme Court dismissed the  New

York  action  in November 1998, but granted plaintiffs  leave  to file an amended complaint, which they did in early December 1998.

The  defendants  filed a motion to dismiss the amended  complaint with  prejudice on February 1, 1999.  By decision dated  December

21,  1999,  the  New York Supreme Court dismissed the  case  with

prejudice.   However, on March 3, 2000, plaintiffs  appealed  the

trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item 5.   MARKET   FOR   THE  REGISTRANT'S  LIMITED   PARTNERSHIP
          INTERESTS AND RELATED SECURITY HOLDER MATTERS



(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 3,539.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading operations on November 1, 1990.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership. Demeter currently does  not intend to make any distribution of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                           For the Years Ended December 31,
                             2000          1999           1998         1997
1996  .

Total Revenues
(including interest)     13,245,317     (1,033,483)   9,448,680  16,870,923
4,036,681

Net Income (Loss)         8,946,492     (6,483,053)   3,166,040    8,729,367
(5,408,768)

Net Income (Loss)
Per Unit (Limited
& General Partners)          350.70        (188.24)      91.27       185.19
(74.86)


Total Assets             49,191,101       49,917,104    65,687,386   73,774,146
81,320,352


Total Limited
Partners' Capital        47,524,395    47,862,260    64,144,919   70,564,013
78,452,540

Net Asset Value Per
Unit                               1,945.81        1,595.11        1,783.35
1,692.08       1,506.89





Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures and forwards trading accounts  established  for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing  bank accounts  or  in  securities  and instruments  permitted  by  the

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



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions could
prevent  the  Partnership from promptly liquidating  its  futures contracts and result in restrictions on redemptions.



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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  and forwards in subsequent periods.  It is not  possible to  estimate  the  amount and therefore,  the  impact  of  future redemptions of Units.



Results of Operations.

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the  Partnership's  operations  for  the  three  years  ended

December  31,  2000  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Manager trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Manager  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Manager's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$48,335,974, a decrease of $191,594 from the Partnership's  total capital of $48,527,568 at December 31, 1999.  For the year  ended

December  31,  2000,  the  Partnership generated  net  income  of

$8,946,492, and total redemptions aggregated $9,138,086.



For  the  year ended December 31, 2000, the Partnership  recorded total trading revenues, including interest income, of $13,245,317

and  posted  an  increase in net asset value per  Unit.   In  the

energy  sector, profits of approximately 18.3% resulted primarily from  long  positions in the natural gas and  crude  oil  futures markets.  Natural gas saw its price rise to record levels in

2000.   Recent  low inventory levels, sluggish  supply  and  cold

winter weather combined to push prices to such high levels.    In

the  crude  oil  market, gains were realized from long  positions earlier  in  the  year  as prices rose to nine-year  highs  on  a combination of cold weather, declining inventories and increasing

demand.   In  addition, concerns about future output levels  from

the  world's leading producer countries added to the upward price

momentum.   Later  in  the year, however, profits  resulted  from

short  positions  as  the  price of crude  oil  futures  fell  on expectations  that Iraqi oil exports would resume  and  on  fears that  the slowdown in the economy would curb demand while at  the same  time  increase supply. In the currency  markets,  gains  of approximately 13.4% were recorded primarily from short  positions in  the euro, Swiss franc and Swedish krona as the value of these

European  currencies weakened relative to the  U.S.  dollar  amid skepticism about Europe's economic outlook.  Strong economic data out  of the U.S. and interest rate hikes in the U.S. also boosted the  dollar  and, subsequently, added to the euro's difficulties.

Later  in  the  year  as the bullish trend  in  the  U.S.  dollar reversed,  additional gains were recorded from long positions  in the euro, Swiss franc and Swedish krona versus the U.S. dollar as a  result  of new confidence in the European economy and  overall skepticism  regarding the U.S. economy.  Profits of approximately

1.7%  were  recorded in the agricultural markets  primarily  from short positions in the corn market during the middle of the  year as the price of corn trended lower on favorable weather conditions that resulted in good prospects for high crop yields.

A  portion of these gains was offset by losses experienced in the metals, stock index and soft commodities markets. The majority of losses,  approximately  7.0%,  were  experienced  in  the  metals

markets  primarily  from  aluminum  futures.   From  a  technical

standpoint,  the  price of aluminum traded  in  a  very  volatile pattern  throughout the year leaving little opportunity  for  the

development  of  trends.   In addition, long  positions  in  this

market, particularly in the second half of the year, resulted  in losses  as  prices  declined after concerns mounted  that  demand

would  weaken  amid  a cooling of the U.S.  economy.   Losses  of

approximately  5.5%  were  recorded in  the  global  stock  index

futures  markets.   The S&P 500 Index traded  in  a  very  choppy

pattern,  resulting in losses for both long and short  positions.

Contributing to this price pattern was uncertainty over the state of the U.S. economy. Total expenses for the year were $4,298,825,

resulting in net income of $8,946,492.  The net asset value of  a

Unit  increased from $1,595.11 at December 31, 1999 to  $1,945.81 at December 31, 2000.



At  December  31,  1999,  the  Partnership's  total  capital  was

$48,527,568,  a  decrease of $16,361,170 from  the  Partnership's total capital of $64,888,738 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated a net loss  of

$6,483,053, and total redemptions aggregated $9,878,117.

For  the  year ended December 31, 1999, the Partnership  recorded total  trading losses, net of interest income, of $1,033,483  and posted  a  decrease in net asset value per Unit. The  Partnership experienced  losses in the global interest rate futures  markets,

approximately  9.82%,  primarily from short  Australian  interest rate futures positions as prices increased during July and August on  the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia.  Additional losses  were recorded  from  short Japanese bond futures positions  as  prices increased  during the first and third quarters.  In the  currency markets,  losses  of approximately 7.03% were recorded  primarily from  Australian dollar positions.  Throughout a majority of  the first  quarter,  losses  were experienced  from  long  Australian dollar  positions as its value dropped significantly relative  to the  U.S.  dollar  on  speculation regarding  potential  currency devaluations  in the Asian region.  Early in the  third  quarter,

additional  losses  were  recorded from long  positions  in  this currency  due  to  depressed commodities prices, emerging  market concerns and ongoing talks that China may eventually devalue  its

currency.   Newly established short positions in  the  Australian

dollar   resulted  in  losses  during  September  as  its   value

strengthened relative to the U.S. dollar following the  rally  in

gold  prices.   Offsetting currency gains of 3.82% were  recorded

from  Japanese  yen positions, primarily long positions.   During

the third quarter, gains were recorded from long positions in the

Japanese yen as the value of the yen climbed to a 44-month high versus the U.S. dollar due to continued optimism over Japan's

economic   recovery.   The  energy  markets  produced  gains   of

approximately 7.31%.  During March, gains were recorded from long positions in oil futures as prices moved significantly higher  on news  that  both  OPEC  and  non-OPEC countries  had  reached  an

agreement  to cut total output beginning April 1st.   Gains  were

also  recorded  in this market complex during the  third  quarter after  OPEC  ministers  confirmed that they  would  uphold  their global cutbacks until April of next year. Total expenses for  the year were $5,449,570, resulting in a net loss of $6,483,053.  The net  asset  value of a Unit decreased from $1,783.35 at  December

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

German bond futures, by approximately 5.56%, U.S. bond futures,
by   approximately   3.98%   and  Japanese   bond   futures,   by

approximately  3.30% from primarily long positions during  August and  September  as investors sought the safety  of  fixed  income investments  from  notable volatility  in  the  global  financial

markets.   Additional profits were recorded from  short  Japanese

government  bond  futures  positions during  December  as  prices declined  amid  a  surge  in  Japanese  bond  yields,  which  was attributed  to  news that Japan's Ministry of Finance  would  end outright  purchases of government debt.  Total expenses  for  the year were $6,282,640, resulting in net income of $3,166,040.  The net  asset  value of a Unit increased from $1,692.08 at  December

31, 1997 to $1,783.35 at December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures and  forwards  markets.

For  a further description of 2000 trading results, refer to  the letter  to the Limited Partners in the accompanying Annual Report to  Limited Partners for the year ended December 31, 2000,  which is  incorporated by reference to Exhibit 13.01 of this Form 10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit risk. The Partnership may trade futures and forwards in a portfolio of agricultural commodities, energy products, foreign currencies,  interest  rates,  precious  and  base  metals,  soft commodities and stock indices.  In entering into these contracts,

the Partnership is subject to the market risk that such contracts may  be  significantly influenced by market conditions,  such  as interest rate volatility, resulting in such contracts being  less

valuable.   If  the  markets  should  move  against  all  of  the

positions  held by the Partnership at the same time, and  if  the

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

Partnership's trading policies.



In addition to market risk, in entering into futures and forwards and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the

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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000 which is incorporated by  reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative

trading   of   futures   and  forwards.    The   market-sensitive

instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an
operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures  and  forwards  traded by  the  Partnership  involve varying  degrees of related market risk.  Market  risk  is  often dependent  upon  changes in the level or volatility  of  interest rates,  exchange  rates and prices of financial  instruments  and

commodities.   Fluctuations  in  market  risk  based  upon  these

factors  result  in  frequent changes in the fair  value  of  the

Partnership's open positions, and, consequently, in its  earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets  and  the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures and forwards are settled daily through  variation margin.



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

The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

As  of  December  31,  2000  and 1999,  the  Partnership's  total capitalization  was approximately $48 million  and  $49  million,

respectively.


     Primary Market      December 31, 2000   December 31, 1999
     Risk Category         Value at Risk       Value at Risk

     Interest   Rate                (2.86)%               (0.19)%

Currency                   (1.64)              (0.80)

     Commodity                  (1.15)              (0.82)

     Equity                     (0.11)              (0.15)

     Aggregate Value at Risk    (3.34)%             (1.26)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and  average  VaR  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.



Primary Market Risk Category       High       Low       Average

Interest Rate                     (2.86)%    (0.48)%     (1.63)%

Currency                          (2.80)     (1.44)      (1.89)

Commodity                         (2.45)     (1.15)      (1.88)

Equity                            (1.28)        -        (0.36)

Aggregate Value at Risk           (3.41)%    (2.70)%     (3.21)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance

or  its  ability  to manage or monitor risk.   There  can  be  no

assurance  that the Partnership's actual losses on  a  particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  86%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000 by market sector. It may be anticipated however, that these market exposures will vary materially over time.



Interest Rate.  The largest market exposure at December 31,  2000 was  in  the  interest rate complex.  Exposure was spread  across

European,  United States, Japanese and Australian  interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative interest rate movements between countries may materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy and Canada.   However, the Partnership  also  takes

futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of the  Partnership  for the foreseeable future.  The  changes  that have  the  most  effect  on  the Partnership  are  in  short-  to intermediate-term as opposed to long-term rates as  most  of  the

speculative   interest  rate  futures  positions  held   by   the

Partnership are in short-term and medium-term instruments.

Currency.   The  next  most significant market  exposure  of  the

Partnership  at  December 31, 2000 was in  the  foreign  exchange complex.  The currency exposure is to exchange rate fluctuations,

primarily   those   which   disrupt   the   historical    pricing

relationships  between different currencies and  currency  pairs.

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

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than U.S. dollars.



Commodity.

Energy.   At  December  31, 2000 the Partnership's  next  largest

exposure was in the energy complex. The largest exposure  was  in natural  gas,  followed  by  crude oil  and  brent  crude.  Price movement in these markets results from political developments  in

Middle Eastern and OPEC and non-OPEC oil producing countries.

Weather  patterns  and  other economic fundamentals  also  affect

prices.  It  is  possible  that  volatility  will  remain   high.

Significant  profits and losses, which have been  experienced  in the  past,  will  continue  to  be experienced  in  this  market.

Natural  gas  has exhibited volatility in prices  resulting  from weather  patterns and supply and demand factors and may  continue in this choppy pattern.



Soft  Commodities and Agriculturals.  At December  31,  2000  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Exposure was in the corn, soybean, cotton,  cocoa  and

coffee  markets.  Supply and demand inequalities, severe  weather disruption  and  market expectations affect  price  movements  in these markets.



Metals.  The Partnership's smallest exposure as of the end of the fourth  quarter  was in the metals complex.  The  only  positions were  in  the  LME  nickel market.  Prices  in  this  market  are influenced by general economic conditions and warehouse stocks.



Equity.   There was a relatively small exposure to stock  indexes

as of December 31, 2000.  The Partnership trades these markets in the  United  States  and Japan and had small  positions  in  both

markets.   Stock  indexes are affected by the same  factors  that

influence the

underlying equity issues such as the monetary and fiscal policies of government, profit outlook and general economic conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances were  in  British  Pounds.   The

     Partnership controls the non-trading risk of these  balances by  regularly  converting  these  balances  back  into  U.S.

     dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Manager, separately, attempts  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

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


Supplementary data specified by Item 302 of Regulation S-K:



            Summary of Quarterly Results (Unaudited)

                                                           Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $ 2,949,521      $ 1,698,560         $  58.82
June 30         1,974,514          918,169            32.17
September 30   (2,958,401)      (3,861,960)         (143.16)
December 31    11,279,683       10,191,723           402.87

Total              $13,245,317      $ 8,946,492         $ 350.70


1999
March 31           $(2,953,631)     $(4,415,774)        $(122.51)
June 30         1,194,781         (299,931)          (10.18)
September 30    2,767,176        1,396,328            42.60
December 31    (2,041,809)      (3,163,676)          (98.15)

Total              $(1,033,483)     $(6,483,053)        $(188.24)





Item 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There  are no directors or executive officers of the Partnership.

The Partnerhsip is managed by Demeter.



Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a Director of DWFCM.  Mr. Murray is  currently  a

Senior  Vice President of DWR's Managed Futures Department.   Mr.

Murray  began  his  career at DWR in 1984 and  is  currently  the

Director of the Managed Futures Department. In this capacity, Mr.

Murray  is  responsible for overseeing all aspects of the  firm's

Managed Futures Department.  Mr. Murray previously served as Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became  the  Chief Agricultural Economist doing market  analysis,

marketing  and compliance.  Prior to joining DWR, Mr. Beech  also had  worked  at  two  investment  banking  firms  in  operations,

research, managed futures and sales management.



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.

Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



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



Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31, 2000, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  2000,

Demeter  owned  417.091  Units  of General  Partnership  Interest representing a 1.68 percent interest in the Partnership.



(c) Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $2,687,957 for the year ended December 31,  2000.

In  its  capacity  as  the Partnership's Trading  Manager,  DWFCM received  management  fees  of  $1,366,025  for  the  year  ended

December 31, 2000.

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
          REPORTS ON FORM  8-K


(a)  1. Listing of Financial Statements

The  following  financial  statements  and  report   of

independent auditors, all appearing in the accompanying

Annual  Report to Limited Partners for the  year  ended

December  31,  2000, are incorporated by  reference  to

Exhibit 13.01 of this Form 10-K:


- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-    Statements of Financial Condition as of December 31,
     2000 and 1999.

- Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-    Notes to Financial Statements.

With  the  exception of the aforementioned  information

and  the information incorporated in Items 7, 8 and 13,

the  Annual  Report to Limited Partners  for  the  year

ended December 31, 2000 is not deemed to be filed  with

this report.



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

                                         DEAN  WITTER DIVERSIFIED
                         FUTURES FUND III L.P.
                                                  (Registrant)

                                         BY:   Demeter Management
                         Corporation,
                                                  General Partner

March 29, 2001      BY: /s/ Robert E. Murray           .
                            Robert E. Murray, Director,
                            Chairman of the Board and
                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                             March 29,
2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

     /s/    Mitchell M. Merin                           March 29,
2001
           Mitchell M. Merin, Director

     /s/   Joseph G. Siniscalchi                        March 29,
2001
          Joseph G. Siniscalchi, Director

     /s/   Edward C. Oelsner III                        March 29,
2001
          Edward C. Oelsner III, Director

     /s/    Richard A. Beech                            March 29,
2001
           Richard A. Beech, Director

     /s/    Raymond A. Harris                           March 29,
2001
           Raymond A. Harris, Director

     /s/    Anthony J. DeLuca                           March 29,
2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                                   March
29, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

     ITEM

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

10.01Management   Agreement   among  the   Partnership,   Demeter
     Management Corporation and Dean Witter Futures & Currency Management Inc. dated as of July 12, 1990 is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

     10.02                                             Form    of
     Amendment No. 1 to the Management Agreement is incorporated by reference to Exhibit 10.02 (a) of the Partnership's Registration Statement on Form S-1, file no. 33-47797, filed on May 11, 1992.

     10.03                                           Amended  and
     Restated  Customer Agreement dated as  of           December
     1, 1997, between the Partnership and Dean Witter Reynolds Inc. incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No.-19116.

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

     13.01                                                 Annual
     Report to Limited Partners for the year ended December 31, 2000 is filed herewith.

Diversified
Futures
Fund III

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Dean Witter Diversified Futures Fund III L.P.
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year                       Return
    ----                       ------
    1990 (2 months)             -1.7%
    1991                        27.1%
    1992                        15.8%
    1993                         7.6%
    1994                         5.9%
    1995                        -4.0%
    1996                        -4.7%
    1997                        12.2%
    1998                         5.3%
    1999                       -10.6%
    2000                        22.0%
    Inception-to-Date Return:   94.6%
    Annualized Return:           6.8%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Diversified Futures Fund III L.P.
Annual Report
2000

Dear Limited Partner:

This marks the eleventh annual report for the Dean Witter Diversified Futures Fund III L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,595.11 and increased by 22.0% to $1,945.81 on December 31, 2000. A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Diversified Futures Fund III L.P.
Annual Report of the Trading Manager

The Fund posted gains in 2000 as a result of strong trends in the energy, cur-rency, and grain futures markets. In the energy sector, profits resulted from long positions in the natural gas and crude oil futures markets. Natural gas saw its price rise to record levels in 2000. Recent low inventory levels, sluggish supply and cold winter weather combined to push prices to such high levels. In the crude oil market, gains were realized from long positions ear-lier in the year as prices rose to nine-year highs on a combination of cold weather, declining inventories and increasing demand. In addition, concerns about future output levels from the world's leading producer countries added to the upward price momentum. Later in the year, however, profits resulted from short positions as the price of crude oil futures fell on expectations that Iraqi oil exports would resume and on fears that the slowdown in the economy would curb demand while at the same time supply was increasing. In the currency markets, gains were recorded from short positions in the euro, Swiss franc and Swedish krona as the value of these European currencies weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. Strong economic data out of the U.S. and interest rate hikes in the U.S. also boosted the dollar and, subsequently, added to the euro's difficulties. Later in the year as the bullish trend in the U.S. dollar reversed, additional gains were recorded from long positions in the euro, Swiss franc and Swedish krona versus the U.S. dollar as a result of new confidence in the European economy and an overall skepticism regarding the U.S. economy. Profits were also re-corded from short positions in the corn market during the middle of the year as the price of corn trended lower on favorable weather conditions that re-sulted in good prospects for high crop yields.

A portion of these gains was offset by losses experienced in the metals, stock index and soft commodity futures markets. The majority of losses in the metals markets were experienced in the aluminum market. From a technical standpoint, the price of aluminum traded in a very volatile pattern throughout the year leaving little opportunity for the development of trends. In addition, long positions in this market, particularly in the second half of the year, re-sulted in losses as price declined after con-cerns mounted that demand would weaken amid a cooling of the U.S. economy. Losses were also recorded in the global stock index futures markets. The S&P 500 Index traded in a very choppy pattern resulting in losses for both long and short positions. Contributing to this price pattern was uncertainty over the state of the U.S. economy.

We appreciate your continued investment in Diversified Futures Fund III L.P.

Dean Witter Futures & Currency Management Inc.

Dean Witter Diversified Futures Fund III L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund III L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, changes in part-ners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Diversified Futures Fund III L.P. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Dean Witter Diversified Futures Fund III L.P.
Statements of Financial Condition

                                                        December 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
                                                        $           $
                                 ASSETS
Equity in futures interests trading
 accounts:
 Cash                                               42,644,762  47,778,818

 Net unrealized gain on open contracts (MS&Co.)      7,351,597      --
 Net unrealized loss on open contracts (MSIL)         (986,218)     --
 Net unrealized gain on open contracts (Carr)           --       1,959,828
                                                    ----------  ----------
 Total net unrealized gain on
   open contracts                                    6,365,379   1,959,828
                                                    ----------  ----------
 Total Trading Equity                               49,010,141  49,738,646
Interest receivable (DWR)                              180,960     178,458
                                                    ----------  ----------
 Total Assets                                       49,191,101  49,917,104
                                                    ==========  ==========

                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    666,041   1,195,090
Accrued management fees (DWFCM)                        123,748     125,214
Administrative expenses payable                         65,338      69,232
                                                    ----------  ----------
 Total Liabilities                                     855,127   1,389,536
                                                    ----------  ----------
PARTNERS' CAPITAL
Limited Partners (24,423.985 and 30,005.528 Units,
  respectively)                                     47,524,395  47,862,260
General Partner (417.091 Units)                        811,579     665,308
                                                    ----------  ----------
 Total Partners' Capital                            48,335,974  48,527,568
                                                    ----------  ----------
 Total Liabilities and
   Partners' Capital                                49,191,101  49,917,104
                                                    ==========  ==========
NET ASSET VALUE PER UNIT                              1,945.81    1,595.11
                                                    ==========  ==========




   The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund III L.P.
Statements of Operations

                                     For the Years Ended
                                         December 31,
                               ---------------------------------
                                  2000       1999        1998
                               ---------- ----------  ----------
                                   $          $           $
REVENUES
Trading profit (loss):
 Realized                       6,754,178 (3,300,101) 16,344,815
 Net change in unrealized       4,405,551    189,989  (9,385,547)
                               ---------- ----------  ----------
  Total Trading Results        11,159,729 (3,110,112)  6,959,268
Interest income (DWR)           2,085,588  2,076,629   2,489,412
                               ---------- ----------  ----------
  Total Revenues               13,245,317 (1,033,483)  9,448,680
                               ---------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)     2,687,957  3,442,621   3,886,833
Management fees (DWFCM)         1,366,025  1,687,248   2,006,537
Transaction fees and costs        153,843    246,701     299,270
Administrative expenses            91,000     73,000      90,000
                               ---------- ----------  ----------
  Total Expenses                4,298,825  5,449,570   6,282,640
                               ---------- ----------  ----------
NET INCOME (LOSS)               8,946,492 (6,483,053)  3,166,040
                               ========== ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                8,800,221 (6,404,542)  3,051,370
General Partner                   146,271    (78,511)    114,670
Net Income (Loss) per Unit:
Limited Partners                   350.70    (188.24)      91.27
General Partner                    350.70    (188.24)      91.27

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                     Units of
                    Partnership   Limited     General
                     Interest     Partners    Partner       Total
                    -----------  ----------  ----------  -----------
                                     $           $            $
Partners' Capital,
December 31, 1997   42,704.685   70,564,013   1,695,615   72,259,628
Net income              --        3,051,370     114,670    3,166,040
Redemptions         (6,318.820)  (9,470,464) (1,066,466) (10,536,930)
                    ----------   ----------  ----------  -----------
Partners' Capital,
December 31, 1998   36,385.865   64,144,919     743,819   64,888,738
Net loss                --       (6,404,542)    (78,511)  (6,483,053)
Redemptions         (5,963.246)  (9,878,117)     --       (9,878,117)
                    ----------   ----------  ----------  -----------
Partners' Capital,
December 31, 1999   30,422.619   47,862,260     665,308   48,527,568
Net income              --        8,800,221     146,271    8,946,492
Redemptions         (5,581.543)  (9,138,086)     --       (9,138,086)
                    ----------   ----------  ----------  -----------
Partners' Capital,
December 31, 2000   24,841.076   47,524,395     811,579   48,335,974
                    ==========   ==========  ==========  ===========




   The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund III L.P.
Statements of Cash Flows

                                               For the Years Ended
                                                   December 31,
                                        ------------------------------------
                                           2000        1999         1998
                                        ----------  -----------  -----------
                                            $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                        8,946,492   (6,483,053)   3,166,040
Noncash item included in net
  income (loss):
 Net change in unrealized               (4,405,551)    (189,989)   9,385,547
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                  (2,502)      17,365       34,568
 Due from DWR                               --           --            3,839
Increase (decrease) in
  operating liabilities:
 Accrued management fees (DWFCM)            (1,466)     (39,733)     (20,851)
 Administrative expenses payable            (3,894)     (28,119)       6,086
                                        ----------  -----------  -----------
Net cash provided by (used
  for) operating activities              4,533,079   (6,723,529)  12,575,229
                                        ----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                 (529,049)     658,740     (701,105)
Redemptions of Units                    (9,138,086)  (9,878,117) (10,536,930)
                                        ----------  -----------  -----------
Net cash used for financing activities  (9,667,135)  (9,219,377) (11,238,035)
                                        ----------  -----------  -----------
Net increase (decrease) in cash         (5,134,056) (15,942,906)   1,337,194
Balance at beginning of period          47,778,818   63,721,724   62,384,530
                                        ----------  -----------  -----------
Balance at end of period                42,644,762   47,778,818   63,721,724
                                        ==========  ===========  ===========




   The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund III L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Diversified Futures Fund III L.P. (the "Partner-ship") is a limited partnership organized to engage primarily in the specula-tive trading of commodity futures and forward contracts, physical commodities, and other commodity interests (collectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. The trading manager is Dean Witter Futures & Currency Man-agement Inc. ("DWFCM" or the "Trading Manager"). Demeter, DWR, DWFCM, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of op-erations. Monthly, DWR pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Trea-sury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Diversified Futures Fund III L.P.
Notes to Financial Statements--(Continued)


Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference be-tween original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage com-missions are accrued at 80% of DWR's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 3/5 of 1% annually of the Partner-ship's average month-end Net Assets. These include filing fees, clerical, ad-ministrative, auditing, accounting, mailing, printing and other incidental op-erating expenses as permitted by the Limited Partnership Agreement. In addi-tion, the Partnership incurs monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

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

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

Dean Witter Diversified Futures Fund III L.P.
Notes to Financial Statements--(Continued)


Dissolution of the Partnership--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR, MS&Co., and MSIL in futures inter-ests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Manage-ment Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--The monthly management fee is accrued daily at the rate of 1/4 of 1% per month of the Net Assets (a 3% annual rate), as defined in the Man-agement Agreement, at each month-end.

Incentive Fee--The Partnership pays a quarterly incentive fee to DWFCM equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forward trading exceed losses after brokerage commissions, manage-ment fees, transaction fees and costs and administrative expenses are deduct-ed. Such incentive fees are accrued in each month in which trading profits oc-cur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period will be reduced.

3. Financial Instruments

The Partnership trades commodity futures contracts and forward contracts, physical commodities, and other commodity interests. Futures and forwards rep-resent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the poten-tial inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after

Dean Witter Diversified Futures Fund III L.P.
Notes to Financial Statements--(Continued)

June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provi-sions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity that carries its assets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominations, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)  One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)  Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial condition and totaled $6,365,379 and $1,959,828 at December 31, 2000 and 1999, respectively.

Of the $6,365,379 net unrealized gain on open contracts at December 31, 2000, $4,504,930 related to exchange-traded futures contracts and $1,860,449 related to off-exchange-traded forward currency contracts.

Of the $1,959,828 net unrealized gain on open contracts at December 31, 1999, $1,781,996 related to exchange-traded futures contracts and $177,832 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 2000 and 1999 mature through June 2002 and September 2000, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 2000 and 1999 mature through March 2001 and March 2000, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

Dean Witter Diversified Futures Fund III L.P.
Notes to Financial Statements--(Continued)


The Partnership also has credit risk because DWR, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled, in the aggregate, $47,149,692 and $49,560,814 at December 31, 2000 and 1999,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

4. Legal Matters

Similar class actions were filed in 1996 in California and New York state courts. Each of the actions were dismissed in 1999. However, the New York state class action discussed below is still pending because plaintiffs ap-pealed the final court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, DWFCM, Demeter, MSDW, the Partnership, certain limited partnership commodity pools of which Demeter is the general partner and cer-tain trading managers to those pools. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fidu-ciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an

Dean Witter Diversified Futures Fund III L.P.
Notes to Financial Statements--(Concluded)

amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.                          Presorted
Two World Trade Center                                First Class Mail
62nd Floor                                            U.S. Postage Paid
New York, NY 10048                                      Brooklyn, NY
                                                       Permit No. 529