Form 10-Q
period 2001-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2001-08-13
CIK 863535

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File No. 0-19116

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

	(Exact name of registrant as specified in its charter)


	   Delaware						     13-3577501
(State or other jurisdiction of  	   	      (I.R.S.Employer
incorporation or organization)			      Identification No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY	   	  10048
(Address of principal executive offices)  	     (Zip Code)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of
		June 30, 2001 (Unaudited) and December 31, 2000.........2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited)......................3

		Statements of Operations for the Six Months
		Ended June 30, 2001 and 2000 (Unaudited)................4

		Statements of Changes in Partners' Capital for the
		Six Months ended June 30, 2001 and 2000 (Unaudited).....5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)......................6

		Notes to Financial Statements (Unaudited)............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations....12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk......................................22-35


Part II. OTHER INFORMATION

Item 1. Legal Proceedings...................................36

Item 6.	Exhibits and Reports on Form 8-K.................36-37






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                    2001   	      2000
	$	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	42,304,185 	42,644,762

	Net unrealized gain on open contracts (MS & Co.) 	             4,059,071 	  7,351,597
	Net unrealized gain (loss) on open contracts (MSIL)                  	      630,759                           (986,218)

     Total net unrealized gain on open contracts 	                   4,689,830	   6,365,379

	     Total Trading Equity	46,994,015	49,010,141

Interest receivable (Morgan Stanley DW)	      107,000 	       180,960

	     Total Assets	  47,101,015	  49,191,101

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	430,583  	     666,041
	Accrued management fees (DWFCM)	118,488 	        123,748
	Administrative expenses payable	     102,286  	       65,338

	     Total Liabilities	     651,357 	     855,127


Partners' Capital

	Limited Partners (22,898.113 and
	     24,423.985 Units, respectively)	45,618,709	47,524,395
	General Partner (417.091 Units)	       830,949 	      811,579

	     Total Partners' Capital	   46,449,658 	  48,335,974

Total Liabilities and Partners' Capital	   47,101,015 	 49,191,101

NET ASSET VALUE PER UNIT	       1,992.25   	      1,945.81

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

                                                                                                             2001   	   2000
	 $	   $
REVENUES
	Trading profit (loss):
   Realized                                (316,514)   	  6,836,356
 Net change in unrealized	       (499,740)	                 (5,405,017)

		  Total Trading Results 	                                                       (816,254)		  1,431,339

	Interest income (Morgan Stanley DW)                                         341,541	                       543,175

			Total                                                                                 (474,713)	                 1,974,514


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	711,693		634,008
	Management fees (DWFCM)	356,576		 357,621
	Transaction fees and costs	37,800	 	 39,716
	Administrative expenses	      26,000		     25,000

		  Total                                                                                 1,132,069	   	    1,056,345

NET INCOME (LOSS)                                                                  (1,606,782)		                     918,169


NET INCOME (LOSS) ALLOCATION

            (1,578,935)	                      904,752
General Partner                  (27,847)	                        13,417

NET INCOME (LOSS) PER UNIT

Limited Partners                         (66.76)	                          32.17
General Partner                           (66.76)                          32.17



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	    For the Six Months Ended June 30,


                           2001     	     2000
	 $	    $

REVENUES
	Trading profit (loss):
		Realized	4,065,355		6,837,439
     	Net change in unrealized                                                  (1,675,549)	                 (2,976,115)

			Total Trading Results	2,389,806		3,861,324

	Interest income (Morgan Stanley DW)	      800,391		   1,062,711

			Total	   3,190,197		    4,924,035


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,258,089		1,437,905
 	Management fees (DWFCM)	716,498		 719,956
 	Transaction fees and costs	64,558	 	 100,445
 	Administrative expenses	      49,000		     49,000

			Total	   2,088,145		   2,307,306


NET INCOME 	   1,102,052		   2,616,729


NET INCOME ALLOCATION

	   Limited Partners	1,082,682		2,578,781
 	   General Partner	19,370		37,948


NET INCOME PER UNIT

	   Limited Partners	46.44		90.99
 	   General Partner  	46.44		90.99

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	 Units of
	 Partnership	Limited	 General
	   Interest   	Partners	 Partner	Total
		$	 $	$

Partners' Capital,
	December 31, 1999	     30,422.619		47,862,260  	665,308		48,527,568

Net Income                  -	         2,578,781	              37,948	              2,616,729

Redemptions	   (3,362.178)	   (5,517,784)       	 _____-___   	      (5,517,784)

Partners' Capital,
	June 30, 2000	      27,060.441	  44,923,257		   703,256  	  45,626,513



Partners' Capital,
	December 31, 2000	  24,841.076		47,524,395		811,579 		48,335,974

Net Income                                                               -			1,082,682		 19,370		1,102,052

Redemptions	   (1,525.872)	   (2,988,368)       	 _____-___   	      (2,988,368)

Partners' Capital,
	June 30, 2000	      23,315.204	  45,618,709		   830,949  	  46,449,658













The accompanying notes are an integral part of these financial statements.


	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                        1,102,052			2,616,729
Noncash item included in net income:
		Net change in unrealized	1,675,549		2,976,115

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	 73,960		    772

Increase (decrease) in operating liabilities:
		Accrued management fees (DWFCM)                                     (5,260)	                       (8,100)
	  	Administrative expenses payable	       36,948		      34,533

Net cash provided by operating activities	   2,883,249		     5,620,049


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(235,458)		(396,347)
Redemptions of Units                         	                                        (2,988,368)		   (5,517,784)

Net cash used for financing activities	   (3,223,826)		    (5,914,131)

Net decrease in cash	(340,577)		(294,082)

Balance at beginning of period	   42,644,762		  47,778,818

Balance at end of period	  42,304,185		  47,484,736







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund III L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Diversified Futures Fund III L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures contracts and forward contracts on physical commodities and other commodity interests.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International Limited ("MSIL"). The trading manager is Dean Witter Futures & Currency Management Inc. ("DWFCM" or the "Trading
Manager"). Demeter, Morgan Stanley DW, MS & Co., MSIL and DWFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

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

3.  Financial Instruments
The Partnership trades commodity futures contracts and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                  Longest Maturity

   	            Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                   Traded       Traded      Total      Traded       Traded
Date              Contracts   Contracts   Contracts   Contracts    Contracts
                       $          $		    $

June 30, 2001      4,187,576	  502,254	4,689,830	 Dec. 2001	 Oct. 2001

December 31, 2000  4,504,930	1,860,449	6,365,379    June 2002	 March 2001


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

merchant for the Partnership's exchange-traded futures contracts are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $46,491,761 and $47,149,692 at June 30, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $474,713 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.2% were experienced primarily during June in the global interest rate futures markets from short U.S. and German interest rate futures positions as prices jumped higher on weaker-than-expected U.S. and European economic data that set the stage for possible interest rate cuts. In the metals markets, losses of approximately 2.4% were incurred primarily during April from short aluminum futures positions as prices rose on technically-based buying and production concerns. In the global stock index futures markets, losses of approximately 1.9% were recorded primarily during late May and June from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn and corporate earnings will suffer. In the currency markets, losses of approximately 0.1% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. Offsetting currency gains were recorded during

May from short positions in the euro as its value weakened relative to the British pound amid pessimism about European growth prospects. These losses were partially offset by gains of approximately 3.2% recorded in the energy markets primarily during May and June from short natural gas futures positions as prices declined on reports of growing inventories and a lack of demand throughout most of the United States. In soft commodities, gains of approximately 1.0% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the three months ended June 30, 2001 were $1,132,069, resulting in a net loss of $1,606,782. The net asset value of a Unit decreased from $2,059.01 at March 31, 2001 to $1,992.25 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,190,197 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.1% were recorded throughout a majority of the first quarter in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. Additional gains were recorded from short positions in Australian interest rate futures as prices moved lower amid the weakening of the Australian dollar. In soft commodities, gains of approximately 3.9% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 1.6% were recorded during May from short positions in the euro as its value weakened relative to the British pound amid pessimism about European economic growth prospects. These gains were partially offset by losses of approximately 3.5% recorded in the metals markets primarily during February from long positions in aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and the subsequent concerns over demand. Additional losses were incurred during April from short aluminum futures positions as prices rose on technically-based buying and production concerns. In the energy markets, losses of approximately 3.5% were recorded throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the global stock index futures markets, losses of approximately 1.4% were recorded primarily during late May and June from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn. Total expenses for the six months ended June 30, 2001 were $2,088,145, resulting in net income of $1,102,052. The net asset value of a Unit increased from $1,945.81 at December 31, 2000 to $1,992.25 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $1,974,514 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.4% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend on fears that inventory levels would remain low and that U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. In the agricultural markets, gains of approximately 1.2% were recorded primarily during June from short corn futures positions as corn prices were pressured lower by a damp weather forecast in the U.S. Midwest. In soft commodities, gains of approximately 0.4% were recorded primarily during June from short coffee futures positions as prices decreased amid continued pressure from bearish technical factors and large warehouse supplies. These gains were partially offset by losses of approximately 6.5% recorded throughout a majority of the quarter primarily from long positions in U.S. interest rate futures as prices declined on inflation fears provoked by stronger-than-forecasted U.S. economic data. Losses were also recorded throughout the majority of the quarter from short positions in German bond futures as prices were pushed higher by the rise in U.S. prices. In the global stock index futures markets, losses of approximately 1.8% were incurred primarily during April from long positions in S&P 500 Index futures as fears of inflation negatively impacted domestic equity prices. In the currency markets, losses of approximately 1.2% were experienced primarily during April and early May from long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid fears of an additional Bank of Japan intervention and as Japanese consumer confidence remained sluggish. In the metals markets, losses of approximately 0.7% were recorded primarily during June from short aluminum futures positions as prices increased on consumer and speculative buying. Total expenses for the three months ended June 30, 2000 were $1,056,345, resulting in net income of $918,169. The net asset value of a Unit increased from $1,653.93 at March 31, 2000 to $1,686.10 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $4,924,035 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.5% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend on fears that inventory levels would remain low and that U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Oil prices also increased during June in reaction to the dismissal by OPEC of a price setting mechanism and a promise of a modest production increase. In the currency markets, gains of approximately 1.2% were recorded primarily during January from short positions in the Swedish krona, the euro and the Swiss franc as the value of these European currencies weakened relative to the U.S. dollar, hurt by skepticism about Europe's economic outlook and lack of support from European officials. During April, profits were recorded from short positions in the euro as the value of the European common currency dropped to record lows versus the U.S. dollar and British pound. In the agricultural markets, gains of approximately 1.0% were recorded primarily during June from short corn futures positions as corn prices were pressured lower by a damp weather forecast in the U.S. Midwest. These gains were partially offset by losses of approximately 7.6% recorded throughout a majority of the second quarter from long positions in U.S. interest rate futures as prices declined on inflation fears provoked by stronger-than-forecasted U.S. economic data. Losses were also recorded throughout the majority of the second quarter from short positions in German bund futures as prices were pushed higher by the rise in U.S. prices. In the global stock index futures markets, losses of approximately 3.2% were incurred throughout a majority of the first quarter and during April from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In the metals markets, losses of approximately 2.0% were experienced primarily from long positions in base metal futures as a previous upward price trend reversed sharply lower during February in response to interest rate hikes across the globe. During June, smaller losses were recorded from short aluminum futures positions as prices increased on consumer and speculative buying. Total expenses for the six months ended June 30, 2000 were $2,307,306, resulting in net income of $2,616,729. The net asset value of Unit increased from $1,595.11 at December 31, 1999 to $1,686.10 at June 30,
2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $46 million.

     Primary Market          June 30, 2001	      June 30, 2000
     Risk Category	         Value at Risk	      Value at Risk

     Currency   			   (2.95)%		      	(1.44)%
Commodity				   (2.29)				(1.83)
		Interest Rate			   (1.05)				(1.63)
    	Equity				   (0.07)				(0.05)
     Aggregate Value at Risk	   (3.88)%			(2.70)%

Aggregate value at risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.
Primary Market Risk Category       High       Low       Average
Currency                          (2.95)%    (1.64)%  	  (2.48)%
Commodity                         (2.45)     (1.15)	  (1.90)
Interest Rate                     (2.86)     (0.48)	  (1.64)
Equity                            (0.13)        -	  (0.08)
Aggregate Value at Risk          (3.88)%    (3.34)%	  (3.62)%

Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.


Currency. The Partnership's primary market exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity

Energy. The next largest market exposure of the Partnership at June 30, 2001 was in the energy sector. The Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure in the markets that comprise these sectors, primarily to the corn, cocoa, cotton and coffee markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals market exposure at June 30, 2001 were primarily to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. The Trading Manager will from time to time trade precious metals, such as gold. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Interest Rate. At June 30, 2001, the Partnership's exposure in the interest rate market complex was primarily spread across the U.S., Australian and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure was generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada.
However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's equity exposure was in the Nikkei (Japan) stock index. The Partnership was primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at June 30, 2001 were in euros and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

PART II.  OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS
In April 2001 the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

3.01	Limited Partnership Agreement of the Partnership, dated as
of July 12, 1990, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1, File No. 33-34989, filed on May 21,
1990.

3.02	Form of Amendment No. 1 to the Limited Partnership Agreement
of the Partnership is incorporated by reference to Exhibit
3.01(a) of the Partnership's Registration Statement on Form
S-1, File No. 33-47797, filed on May 11, 1992.

10.01	Management Agreement among the Partnership, Demeter
Management Corporation and Dean Witter Futures & Currency Management Inc., dated as of July 12, 1990, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

	10.02	Form of Amendment No. 1 to the Management Agreement is
incorporated by reference to Exhibit 10.02 (a) of the Partnership's Registration Statement on Form S-1, file no.
33-47797, filed on May 11, 1992.

	10.03	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No.0-19116.

	10.04	Customer Agreement, dated as of December 1, 1997, between
the Partnership, Carr Futures, Inc., and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19116.

	10.05	International Foreign Exchange Master Agreement, dated as of
August 1, 1997, between the Partnership and Carr Futures,
Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-19116.

	10.06	Customer Agreement, dated as of May 1, 2000, between Morgan
Stanley & Co. Incorporated, the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-19116.

(B)  Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Dean Witter Diversified Futures
                              Fund III L.P. (Registrant)

                            By: Demeter Management Corporation
	   (General Partner)

August 14, 2001             By:/s/	 Raymond E. Koch
                                 	Raymond E. Koch
                                	 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.