Form 10-K
period 2001-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2002-03-27
CIK 863535

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-19116

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3577501
(State or other jurisdiction of				   (I.R.S. Employer
incorporation or organization)			 	 	 Identification No.)

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)


Registrant's telephone number, including area code    	     (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								  None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $43,369,210 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001


                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . .1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . . 2-4

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . 4

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . .4-5

	Item  4.	Submission of Matters to a Vote of Security Holders. . . .5


Part II.

	Item  5.	Market for the Registrant's Partnership Units
				and Related Security Holder Matters. .. . . . . . . . 	. . 6

	Item  6.	Selected Financial Data. .. . . . . . . . . . . . . . 	. . 7

	Item  7.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations. . . . . . . . . .  8-20

	Item 7A.	Quantitative and Qualitative Disclosures About
			Market Risk. . . . . . . . . . . . . . . . . . . . . .	20-32

	Item  8.	Financial Statements and Supplementary Data. . . . . . 32-33

	Item  9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .33
Part III.

	Item 10.		Directors and Executive Officers of the Registrant. ..	34-38

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .38

	Item 12.	Security Ownership of Certain Beneficial Owners
			and Management. .. . . . . . . . . . . . . . . . . . .	38-39

	Item 13.	Certain Relationships and Related Transactions. . . . . ..39

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
			Reports on Form 8-K. . . . . . . . . . . . . . . . .	40-41

DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                Part of Form 10-K


	Partnership's Prospectus dated
  	June 30, 1992.	       I and IV

	Annual Report to Dean Witter
	Diversified Futures Fund III L.P.
	Limited Partners for the year
	ended December 31, 2001                      II, III and IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Diversified Futures Fund III L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures contracts and forward contracts on physical commodities, and other commodity interests. The Partnership commenced operations on November 1, 1990.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The Trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective November 8, 2001, Dean Witter Futures & Currency
Management Inc. changed its name to Morgan Stanley Futures &
Currency Management Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2001, was $1,966.55, representing an increase of 1.07 percent from the net asset value per Unit of $1,945.81 at December 31, 2000. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures and forwards, pursuant to trading instructions provided by the Trading Manager. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated June 30, 1992 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below:
	Facets of Business
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

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.
Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form

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

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 3,194.

(c) Distributions
No distributions have been made by the Partnership since it commenced trading operations on November 1, 1990. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)








                                           For the Years Ended December 31,
	                       2001         2000           1999   	     1998          1997  .
Total Revenues
(including interest)      4,638,330		  13,245,317    	(1,033,483)   9,448,680 	 16,870,923


Net Income (Loss)           618,682		   8,946,492   	 (6,483,053)	   3,166,040  	  8,729,367


Net Income (Loss)
Per Unit (Limited
& General Partners)           20.74		    350.70	      (188.24)	  91.27	       185.19


Total Assets             44,099,605   		  49,191,101	   49,917,104    65,687,386  	 73,774,146


Total Limited
Partners' Capital        42,633,308		  47,524,395   47,862,260    64,144,919   70,564,013


Net Asset Value Per
Unit 	                     1,966.55		    1,945.81     1,595.11      1,783.35     1,692.08











Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001, and a general discussion of the trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$43,453,540, a decrease of $4,882,434 from the Partnership's total capital of $48,335,974 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $618,682 and total redemptions aggregated $5,501,116.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $4,638,330 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.1% were recorded in the global interest rate futures markets throughout a majority of the first quarter from previously established long positions in U.S. interest rate futures as prices trended higher amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August, September and October from previously established long positions in short and intermediate term U.S. and German interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, profits of approximately 5.5% were recorded throughout a majority of the first and second quarter from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Partnership's overall gains were partially offset by losses of approximately 6.6% recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European central bank to support the euro remained. During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses of approximately 2.5% were experienced throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Total expenses for the year were $4,019,648, resulting in net income of $618,682. The net asset value of a Unit increased from $1,945.81 at December 31, 2000 to $1,966.55 at December 31, 2001.


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

For the year ended December 31, 1999, the Partnership recorded total trading losses, net of interest income, of $1,033,483 and posted a decrease in net asset value per Unit. The Partnership experienced losses in the global interest rate futures markets of approximately 9.82%, primarily from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia. Additional losses were recorded from short Japanese bond futures positions as prices increased during the first and third quarters. In the currency markets, losses of approximately 7.03% were recorded primarily from Australian dollar positions. Throughout a majority of the first quarter, losses were experienced from long Australian dollar positions as its value dropped significantly relative to the U.S. dollar on speculation regarding potential currency devaluations in the Asian region. Early in the third quarter, additional losses were recorded from long positions in this currency due to depressed commodities prices, emerging market concerns and ongoing talks that China may eventually devalue its currency. Newly established short positions in the Australian dollar resulted in losses during September as its value strengthened relative to the U.S. dollar following the rally in gold prices. Offsetting currency gains of 3.82% were recorded from Japanese yen positions, primarily long positions. During the third quarter, gains were recorded from long positions in the Japanese yen as the value of the yen climbed to a 44-month high versus the U.S. dollar due to continued optimism over Japan's economic recovery. The energy markets produced gains of approximately 7.31%. During March, gains were recorded from long positions in oil futures as prices moved significantly higher on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st. Gains were also recorded in this market complex during the third quarter after OPEC ministers confirmed that they would uphold their global cutbacks until April of 2000. Total expenses for the year were $5,449,570, resulting in a net loss of $6,483,053. The net asset value of a Unit decreased from $1,783.35 at December 31, 1998 to $1,595.11 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in a portfolio of agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the position held by the Partnership at the same time, and if the Trading Manager were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange. Demeter, however, has installed a system, which permits it to monitor the Partnership's potential margin liability, exchange by exchange. As a result, Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the Partnership's margin liability thereon.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.


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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Partnership's total capitalization was approximately $43 million and $48 million, respectively.

     Primary Market      December 31, 2001	December 31, 2000
     Risk Category	       Value at Risk	  Value at Risk

Currency				 (3.29)%			(1.64)%
Interest Rate		    	 (0.98)		     (2.86)
Commodity		  	      (0.85)			(1.15)
Equity			        - 		     (0.11)
Aggregate Value at Risk	 (3.40)%			(3.34)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.




The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category        High       Low      Average
Currency 						(3.29)%	 (1.18)%	 (2.48)%
Interest Rate             	     (2.16)	 (0.98)	 (1.51)
Commodity                       	(2.29)	 (0.85)	 (1.46)
Equity                             (0.19)	   -		 (0.10)
Aggregate Value at Risk            (3.88)%	 (2.18)%	 (3.33)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 96% its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.
- 27 -
Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.	The primary market exposure of the Partnership at
December 31, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate.	The second largest market exposure at December 31,
2001 was to the global interest rate complex. Exposure was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.
The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals. The Partnership's metals exposure at December 31, 2001 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Manager has, from time to time, taken positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, corn and cocoa markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in euros, British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)

                                                 Net Income/
									    (Loss) Per
Quarter	       Revenue            Net        Unit of Limited
Ended		 (Net Trading Loss)  Income/(Loss) Partnership Interest

2001
March 31 		$ 3,664,910	  $ 2,708,834		  $ 113.20
June 30	   	   (474,713)	   (1,606,782)		    (66.76)
September 30	  1,823,207	      757,661		     32.53
December 31	   (375,074)	   (1,241,031)		    (58.23)

Total			$ 4,638,330	  $   618,682		  $  20.74

2000
March 31 		$ 2,949,521	  $ 1,698,560		  $  58.82
June 30	   	  1,974,514	      918,169		     32.17
September 30	 (2,958,401)	   (3,861,960)		   (143.16)
December 31	 11,279,683	   10,191,723		    402.87

Total			$13,245,317	  $ 8,946,492		  $ 350.70



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter Management Corporation, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures

Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a
Bachelors Degree in Finance from Geneseo State University in
1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From

November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.


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
MANAGEMENT

(a)	 Security Ownership of Certain Beneficial Owners - At
December 31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 417.091 Units of General Partnership Interest representing a 1.89 percent interest in the Partnership.

(c) Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $2,387,626 for the year ended December 31, 2001. In its capacity as the Partnership's Trading Manager, MSFCM received management fees of $1,419,604 for the year ended December 31, 2001.

PART IV
Item 14. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM  8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors,
for the years ended December 31, 2001, 2000 and 1999.

-	Statements of Financial Condition as of December 31,
2001 and 2000.

-	   Schedule of investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2001, 2000 and 1999.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual
Report to Limited Partners for the year ended December 31, 2001, is not deemed to be filed with this report.

     2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2001, the Current Report on Form 8-K was filed by the Partnership on November 13, 2001 for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & Co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
					(Registrant)

				BY:  Demeter Management Corporation,
					General Partner

March 27, 2002			BY: /s/	Robert E. Murray
						 	Robert E. Murray, Director,
						  	Chairman of the Board and
						  	President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                     		March 27, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                  		March 27, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi                		March 27, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III                		March 27, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                     		March 27, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris     	              	March 27, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                    		March 27, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		                		March 27, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

	EXHIBIT INDEX

ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as of
July 12, 1990, is incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

3.02	Form of Amendment No. 1 to the Limited Partnership Agreement
of the Partnership is incorporated by reference to Exhibit
3.01(a) of the Partnership's Registration Statement on Form
S-1, File No. 33-47797, filed on May 11, 1992.

10.01	Management Agreement among the Partnership, Demeter Manage-
ment Corporation and Dean Witter Futures & Currency
Management Inc., dated as of July 12, 1990, is incorporated by reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

10.02	Form of Amendment No. 1 to the Management Agreement is
incorporated by reference to Exhibit 10.02 (a) of the Partnership's Registration Statement on Form S-1, File no.
33-47797, filed on May 11, 1992.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between Morgan Stanley &
Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and Morgan Stanley
& Co. International Limited, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-19116) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
19116) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	Annual Report of Limited Partners for the year ended December
31, 2001 is filed herewith.

  Diversified
  Futures
  Fund III

  December 31, 2001
  Annual Report


[LOGO] Morgan Stanley

Dean Witter Diversified Futures Fund III L.P.

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year                      Return
----                      ------
1990 (2 months)            -1.7%
1991                       27.1%
1992                       15.8%
1993                        7.6%
1994                        5.9%
1995                       -4.0%
1996                       -4.7%
1997                       12.2%
1998                        5.3%
1999                      -10.6%
2000                       22.0%
2001                        1.1%

Inception-to-Date Return:  96.7%
Annualized Return:          6.2%

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Dean Witter Diversified Futures Fund III L.P.
Annual Report
2001

Dear Limited Partner:

This marks the twelfth annual report for the Dean Witter Diversified Futures Fund III L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,945.81 and increased by 1.1% to $1,966.55 on December 31, 2001. The Fund has increased by 96.7% since it began trading in November 1990 (a compound annualized return of 6.2%). A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,
       /s/ Robert E. Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Dean Witter Diversified Futures Fund III L.P.

Annual Report of the Trading Manager

During the year, the Fund recorded an increase in Net Asset Value per Unit. The most significant gains were recorded primarily in the global interest rate futures markets primarily in the first and third quarters from previously established long positions in U.S. and European interest rate futures as prices trended higher amid shaky consumer confidence and interest rate cuts. In soft commodities, gains were recorded throughout a majority of the first and second quarter from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Fund's overall gains were partially offset by losses recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses were experienced throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand.

We appreciate your continued investment in Dean
Witter Diversified Futures Fund III L.P.

Morgan Stanley Futures & Currency Management Inc.

Dean Witter Diversified Futures Fund III L.P.

Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund III L.P. (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund III L.P. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002
(February 27, 2002 as to Note 6)

Dean Witter Diversified Futures Fund III L.P.
Statements of Financial Condition

                                                        December 31,
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------
                                                       $           $
                                    ASSETS
     Equity in futures interests trading accounts:
       Cash                                        43,450,856  42,644,762

       Net unrealized gain on open contracts
        (MS&Co.)                                    1,699,966   7,351,597
       Net unrealized loss on open contracts
        (MSIL)                                     (1,104,116)   (986,218)
                                                   ----------  ----------
        Total net unrealized gain on
         open contracts                               595,850   6,365,379
                                                   ----------  ----------
        Total Trading Equity                       44,046,706  49,010,141

     Interest receivable (Morgan Stanley DW)           52,899     180,960
                                                   ----------  ----------
        Total Assets                               44,099,605  49,191,101
                                                   ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Redemptions payable                              422,181     666,041
     Administrative expenses payable                  113,277      65,338
     Accrued management fees (MSFCM)                  110,607     123,748
                                                   ----------  ----------
        Total Liabilities                             646,065     855,127
                                                   ----------  ----------
     PARTNERS' CAPITAL
     Limited Partners (21,679.185 and 24,423.985
      Units, respectively)                         42,633,308  47,524,395
     General Partner (417.091 Units)                  820,232     811,579
                                                   ----------  ----------
        Total Partners' Capital                    43,453,540  48,335,974
                                                   ----------  ----------
        Total Liabilities and
         Partners' Capital                         44,099,605  49,191,101
                                                   ==========  ==========
     NET ASSET VALUE PER UNIT                        1,966.55    1,945.81
                                                   ==========  ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund III L.P.

Statements of Operations

                                             For the Years Ended
                                                 December 31,
                                      ---------------------------------
                                         2001        2000       1999
                                      ----------  ---------- ----------
                                          $           $          $
        REVENUES
        Trading profit (loss):
          Realized                     9,125,249   6,754,178 (3,300,101)
          Net change in unrealized    (5,769,529)  4,405,551    189,989
                                      ----------  ---------- ----------
           Total Trading Results       3,355,720  11,159,729 (3,110,112)
        Interest income
         (Morgan Stanley DW)           1,282,610   2,085,588  2,076,629
                                      ----------  ---------- ----------
           Total                       4,638,330  13,245,317 (1,033,483)
                                      ----------  ---------- ----------
        EXPENSES
        Brokerage commissions
         (Morgan Stanley DW)           2,387,626   2,687,957  3,442,621
        Management fees (MSFCM)        1,419,604   1,366,025  1,687,248
        Transaction fees and costs       113,418     153,843    246,701
        Administrative expenses           99,000      91,000     73,000
                                      ----------  ---------- ----------
           Total                       4,019,648   4,298,825  5,449,570
                                      ----------  ---------- ----------
        NET INCOME (LOSS)                618,682   8,946,492 (6,483,053)
                                      ==========  ========== ==========
        Net Income (Loss) Allocation:
        Limited Partners                 610,029   8,800,221 (6,404,542)
        General Partner                    8,653     146,271    (78,511)

        Net Income (Loss) per Unit:
        Limited Partners                   20.74      350.70    (188.24)
        General Partner                    20.74      350.70    (188.24)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                           Units of
                          Partnership  Limited     General
                           Interest    Partners    Partner     Total
                          ----------- ----------   -------   ----------
                                          $           $          $
       Partners' Capital,
       December 31, 1998  36,385.865  64,144,919   743,819   64,888,738
       Net loss               --      (6,404,542)  (78,511)  (6,483,053)
       Redemptions        (5,963.246) (9,878,117)     --     (9,878,117)
                          ----------  ----------   -------   ----------
       Partners' Capital,
       December 31, 1999  30,422.619  47,862,260   665,308   48,527,568
       Net income             --       8,800,221   146,271    8,946,492
       Redemptions        (5,581.543) (9,138,086)     --     (9,138,086)
                          ----------  ----------   -------   ----------
       Partners' Capital,
       December 31, 2000  24,841.076  47,524,395   811,579   48,335,974
       Net income             --         610,029     8,653      618,682
       Redemptions        (2,744.800) (5,501,116)     --     (5,501,116)
                          ----------  ----------   -------   ----------
       Partners' Capital,
       December 31, 2001  22,096.276  42,633,308   820,232   43,453,540
                          ==========  ==========   =======   ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund III L.P.

Statements of Cash Flows

                                        For the Years Ended
                                            December 31,
                                -----------------------------------
                                   2001        2000        1999
                                ----------  ----------  -----------
                                    $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                  618,682   8,946,492   (6,483,053)
Noncash item included in net
 income (loss):
  Net change in unrealized       5,769,529  (4,405,551)    (189,989)
(Increase) decrease in
 operating assets:
  Interest receivable
   (Morgan Stanley DW)             128,061      (2,502)      17,365
Increase (decrease) in
 operating liabilities:
  Administrative expenses
   payable                          47,939      (3,894)     (28,119)
  Accrued management fees
   (MSFCM)                         (13,141)     (1,466)     (39,733)
                                ----------  ----------  -----------
Net cash provided by (used
 for) operating activities       6,551,070   4,533,079   (6,723,529)
                                ----------  ----------  -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Increase (decrease) in
 redemptions payable              (243,860)   (529,049)     658,740
Redemptions of Units            (5,501,116) (9,138,086)  (9,878,117)
                                ----------  ----------  -----------
Net cash used for financing
 activities                     (5,744,976) (9,667,135)  (9,219,377)
                                ----------  ----------  -----------

Net increase (decrease) in cash    806,094  (5,134,056) (15,942,906)

Balance at beginning of period  42,644,762  47,778,818   63,721,724
                                ----------  ----------  -----------
Balance at end of period        43,450,856  42,644,762   47,778,818
                                ==========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

Dean Witter Diversified Futures Fund III L.P.

Schedule of Investments

December 31, 2001

Partnership Net Assets:  $43,453,540

                                                                                   Net
                                                          Long        Short    Unrealized  Percentage of # of Contracts/
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                         ----------- ----------- ----------- ------------- ----------------
                                                            $           $           $            %
Foreign currency                                       (1,473,968)  1,237,593    (236,375)     (0.54)     2,188,563,000
Commodity                                                (903,403)    295,223    (608,180)     (1.40)               980
Interest rate                                              --         274,250     274,250       0.63                740
                                                       ----------   ---------   ---------      -----
       Grand Total:                                    (2,377,371)  1,807,066    (570,305)     (1.31)
                                                       ==========   =========                  =====
       Unrealized Currency Gain                                                 1,166,155
                                                                                ---------
       Total Net Unrealized Gain per Statement of
         Financial Condition                                                      595,850
                                                                                =========

The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund III L.P.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Diversified Futures Fund III L.P. (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM or the "Trading Manager"). Demeter, Morgan Stanley DW, MSFCM, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective November 8, 2001, Dean Witter Futures & Currency Management Inc. changed its name to Morgan Stanley Futures & Currency Management Inc.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Dean Witter Diversified Futures Fund III L.P.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of net assets, taking long and short positions into account separately. Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commissions are accrued at 80% of Morgan Stanley DW's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities, to a maximum of 3/5 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operat-

Dean Witter Diversified Futures Fund III L.P.

ing expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

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

2. Related Party Transactions

The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with MSFCM to make all trading decisions for the Partnership.

Compensation to MSFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--The monthly management fee is accrued daily at the rate of 1/4 of 1% per month of the Net Assets (a 3% annual rate), as defined in the Management Agreement, at each month-end.

Incentive Fee--The Partnership pays a quarterly incentive fee to MSFCM equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forward trading exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is

Dean Witter Diversified Futures Fund III L.P.

accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced.

3. Financial Instruments

The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains/
                   (Losses) on Open Contracts    Longest Maturities
                 ------------------------------ --------------------
                             Off-                           Off-
                 Exchange- Exchange-            Exchange- Exchange-
            Year  Traded    Traded      Total    Traded    Traded
            ---- --------- ---------  --------- --------- ----------
                     $         $          $
            2001   832,227  (236,377)   595,850 June 2003 April 2002
            2000 4,504,930 1,860,449  6,365,379 June 2002 March 2001

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

Dean Witter Diversified Futures Fund III L.P.

The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate totaled, $44,283,083 and $47,149,692 at December 31, 2001 and 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

4. Financial Highlights

                                                            PER UNIT:
                                                            ---------
NET ASSET VALUE, JANUARY 1, 2001:                           $1,945.81
                                                            ---------
NET OPERATING RESULTS:
 Realized Profit                                               384.35
 Unrealized Loss                                              (246.62)
 Interest Income                                                54.83
 Expenses                                                     (171.82)
                                                            ---------
 Net Income                                                     20.74
                                                            ---------

NET ASSET VALUE, DECEMBER 31, 2001:                         $1,966.55
                                                            =========

 Expense Ratio                                                 8.7%
 Net Income Ratio                                              1.3%

TOTAL RETURN                                                   1.1%

5. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, the dismissal constituted a final resolution of the case.

Dean Witter Diversified Futures Fund III L.P.

Notes to Financial Statement--(Concluded)


6. Subsequent Event

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. Such preliminary award, however, is subject to a court hearing scheduled on April 10, 2002 and is entirely contingent on the court's final approval. Any amount ultimately received will be accounted for in the period received, for the benefit of the limited partners at the date of receipt.

[LOGO] Morgan Stanley
c/o Morgan Stanley Trust Company,
Attention: Managed Futures, 7th Floor,
Harborside Financial Center, Plaza Two
Jersey City, NJ 07311-3977

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper
                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA