Form 10-Q
period 2002-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2002-05-13
CIK 863535

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File No. 0-19116

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

	(Exact name of registrant as specified in its charter)


	   Delaware						     13-3577501
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647



Two World Trade Center, 62nd Fl. New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000...2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)................3

		Statements of Operations for the Nine Months
		Ended September 30, 2001 and 2000 (Unaudited)..........4

		Statements of Changes in Partners' Capital for the
		Nine Months ended September 30, 2001 and 2000
	  (Unaudited)............................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited) ...............6

		Notes to Financial Statements (Unaudited) ..........7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.....................................23-36


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................37

Item 6.	Exhibits and Reports on Form 8-K................37-38










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	September 30,	 December 31,
                                                  2001                                  2000
                                               $	                                         $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	                                                                                              42,649,593 	42,644,762

	Net unrealized gain on open contracts (MS & Co.)	                        3,288,591	7,351,597
	Net unrealized gain (loss) on open contracts (MSIL)                        675,395         	                  (986,218)

	Net unrealized gain on open contracts    3,963,986                      	    6,365,379

	     Total Trading Equity	46,613,579 	49,010,141

Interest receivable (Morgan Stanley DW)	       84,471	       180,960

	     Total Assets	  46,698,050	 49,191,101

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	                                                                        408,967  	666,041
	Accrued management fees (DWFCM)	117,396 	123,748
	Administrative expenses payable	    94,531	      65,338

	     Total Liabilities	   620,894	    855,127

Partners' Capital

	Limited Partners (22,339.519 and
	     24,423.985 Units, respectively)	45,232,638	47,524,395
	General Partner (417.091 Units)	     844,518	      811,579

	     Total Partners' Capital	   46,077,156	  48,335,974
Total Liabilities and Partners' Capital	  46,698,050	  49,191,101

NET ASSET VALUE PER UNIT	       2,024.78 	         1,945.81

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

                                                                                                             2001   	   2000
	 $	   $
REVENUES
	Trading profit (loss):
	    Realized                          2,251,727	                 (9,357,434)
	    Net change in unrealized	                                                         (725,844)		                  5,881,771

	        Total Trading Results	1,525,883		                (3,475,663)

	 Interest Income (Morgan Stanley DW)	     297,324		     517,262

			Total 	   1,823,207		                 (2,958,401)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	655,997		542,456
  	Management fees (DWFCM)	352,607		314,281
	Transaction fees and costs	29,942		22,822
	Administrative expenses	       27,000		        24,000

		   Total 	   1,065,546		    903,559

NET INCOME (LOSS)	      757,661		                 (3,861,960)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	744,092		                 (3,802,250)
	General Partner	13,569		                      (59,710)

NET INCOME (LOSS) PER UNIT

	Limited Partners	32.53		                      (143.16)
	General Partner	32.53		                      (143.16)

The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	    For the Nine Months Ended September 30,

	                                                          2001                          2000
	                                    $                                 $

REVENUES
	Trading profit (loss):
	    Realized                           6,317,082	                 (2,519,995)
         Net change in unrealized	                                                      (2,401,393)                   2,905,656

		Total Trading Results                                                         3,915,689  	385,661

	Interest income (Morgan Stanley DW)                                      1,097,715	                   1,579,973

			Total                                                                                5,013,404 	                  1,965,634


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,914,086		1,980,361
  	Management fees (DWFCM)	1,069,105		1,034,237
  	Transaction fees and costs	94,500	 	123,267
 	Administrative expenses	       76,000		        73,000

			Total 	  3,153,691		   3,210,865

NET INCOME (LOSS)	   1,859,713		                (1,245,231)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,826,774		                 (1,223,469)
 	General Partner	32,939		                      (21,762)


NET INCOME (LOSS) PER UNIT

	Limited Partners	78.97		                        (52.17)
	General Partner  	78.97		                        (52.17)

The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)






	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners' Capital,
  December 31, 1999	30,422.619	 47,862,260	 665,308	 48,527,568

Net Loss	-	  (1,223,469)	  (21,762) 	         (1,245,231)

Redemptions                  (4,501.535)       	  (7,287,693)                 -                 (7,287,693)

Partners' Capital,
  September 30, 2000	                                      25,921.084         39,351,098            643,546           39,994,644



Partners' Capital,
  December 31, 2000	24,841.076	47,524,395	 811,579	   48,335,974

Net Income	-	   1,826,774	   32,939	     1,859,713

Redemptions                 (2,084.466)     	     (4,118,531)                 -        	     (4,118,531)

Partners' Capital,
  September 30, 2001                                    22,756.610         	  45,232,638          	 844,518             46,077,156








The accompanying notes are an integral part of these financial statements.



	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $		 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	       1,859,713		                (1,245,231)
Noncash item included in net income (loss) :
	Net change in unrealized	2,401,393		               (2,905,656)

Decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	96,489		14,551

Increase (decrease) in operating liabilities:
	Accrued management fees (DWFCM)	                                              (6,352)	                    (22,340)
	Administrative expenses payable	    29,193	                       47,546

Net cash provided by (used for) operating activities	   4,380,436		               (4,111,130)



CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	                                                     (257,074)		(475,750)
Redemptions of Units	                                                                      (4,118,531)		(7,287,693)

Net cash used for financing activities	  (4,375,605)		(7,763,443)

Net increase (decrease) in cash	4,831		(11,874,573)

Balance at beginning of period	   42,644,762	               47,778,818

Balance at end of period	   42,649,593	               35,904,245




	The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund III L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Diversified Futures Fund III L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of commodity futures contracts and forward contracts on physical commodities and other commodity interests.

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

manager is Dean Witter Futures & Currency Management Inc. ("DWFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MS & Co.,
MSIL and DWFCM are wholly-owned subsidiaries of Morgan Stanley
Dean Witter & Co.

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
                    Net Unrealized Gains (Losses)
                           on Open Contracts            Longest Maturities


   	             Exchange-   Off-Exchange-           Exchange-  Off-Exchange-
                     Traded       Traded      Total     Traded      Traded
Date               Contracts    Contracts   Contracts  Contracts   Contracts
                       $            $            $

Sept. 30, 2001    4,130,974     (166,988)   3,963,986  March 2003  Dec. 2001

Dec. 31, 2000     4,504,930    1,860,449    6,365,379  June 2002   March 2001

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

merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $46,780,567 and $47,149,692 at September 30, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Manager's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,823,207 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.2% were recorded in the metals markets primarily during July and September from short positions in aluminum, copper and nickel futures as prices moved lower amid technical weakness and ongoing demand doldrums. In the global interest rate futures markets, profits of approximately 2.0% were recorded primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, gains of approximately 1.4% were recorded primarily during July from short coffee futures positions as prices trended lower on favorable weather conditions. In the global stock index futures markets, gains of approximately 1.3% were recorded throughout a majority of the quarter from short positions in S&P 500 Index futures as the trend in equity prices continued lower amid worries regarding global economic uncertainty. These gains were partially offset by losses of approximately 3.9% recorded in the currency markets primarily during July from short positions in the euro as the value of the European common currency strengthened versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. Additional losses were recorded during September from long positions in the euro as its value reversed lower relative to the British pound. In the agricultural markets, losses of approximately 1.9% were experienced primarily during July from short corn futures positions as prices increased on a hot, dry outlook for the U.S. midwest. In the energy markets, losses of approximately 1.1% were recorded primarily during early July from short crude oil futures positions as prices moved higher as concerns over supply levels re-emerged. Additional losses were incurred during September from long positions in crude oil futures as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $1,065,546, resulting in net income of $757,661. The net asset value of a Unit increased from $1,992.25 at June 30, 2001 to $2,024.78 at
September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of

$5,013,404 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.2% were recorded in the global interest rate futures markets throughout a majority of the first quarter from long positions in U.S. interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, profits of approximately 5.3% were recorded throughout a majority of the first and second quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the metals markets, gains of approximately 0.6% were recorded primarily during July and September from short positions in copper futures as prices move lower amid technical weakness and ongoing demand doldrums. These gains were partially offset by losses of approximately 4.6% recorded in the energy markets throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the currency markets, losses of approximately 2.4% were experienced primarily during July from short positions in the euro as the value of the European common currency strengthened versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. In the agricultural markets, losses of approximately 1.3% were experienced primarily during July from short corn futures positions as prices increased on a hot, dry outlook for the U.S. midwest. Total expenses for the nine months ended September 30, 2001 were $3,153,691, resulting in net income of $1,859,713. The net asset value of a Unit increased from $1,945.81 at December 31, 2000 to $2,024.78 at September 30,
2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,958,401 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.0% were recorded in the energy markets primarily during July from long futures positions in crude oil as prices reversed lower amid growing conviction that Saudi Arabia would follow through with a pledge to boost production. Additional losses were experienced during July and August from long positions in natural gas futures as prices retreated on higher-than-expected inventory numbers, mild weather and technical selling attributed to the decline in crude oil prices. In soft commodities, losses of approximately 3.2% were incurred primarily during July from previously established short positions and subsequent long positions in coffee futures as prices traded in an extremely volatile pattern on weather related concerns for Brazil. Additional losses were recorded primarily during July from short positions in cotton futures as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. In the global interest rate futures markets, losses of approximately 2.8% were experienced primarily during September from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices in the U.S. and Japan. Additional losses were recorded from long positions in Australian interest rate futures as prices declined mirroring a drop in U.S. Treasury prices. In the global stock index futures markets, losses of approximately 2.6% were recorded during late July from long positions in S&P 500 Index futures as prices declined on fears of additional interest rate hikes in the U.S. and Europe and during September due to jitters in the technology industry as well as from an overall concern regarding the oil markets. In the metals markets, losses of approximately 0.2% were recorded throughout a majority of the quarter from long aluminum futures positions as prices declined amid currency and oil price fluctuations and on fears that the global economy could be set for a growth slowdown. These losses were mitigated by gains recorded primarily during mid September from long copper futures positions as prices rose higher due to a rise in COMEX copper stocks. A portion of the Partnership's overall losses was offset by gains of approximately 3.7% recorded in the currency markets primarily during September from short positions in the euro relative to the British pound as prices were pushed lower on a lack of European support for the euro. Additional gains were recorded during July and September from a short Japanese yen position as its value weakened versus the U.S. dollar on a weaker Japanese stock market, corporate failures and overall strengthening of the U.S dollar. Total expenses for the three months ended September 30, 2000 were $903,559, resulting in a net loss of $3,861,960. The net asset value of a Unit decreased from $1,686.10 at June 30, 2000 to $1,542.94 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $1,965,634 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 10.2% were recorded in the global interest rate futures markets primarily throughout a majority of the second quarter, as well as during July, from short positions in German bund futures as prices were pushed higher by a rise in U.S. prices. Additional losses were incurred primarily during February from long positions in Japanese government bond futures as prices decreased in response to the yen's weakness and the perception in Japan that, despite a zero interest rate policy, 10-year interest rates were too low. During September, losses were also recorded from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices in the U.S. and Japan. In the global stock index futures markets, losses of approximately 5.6% were incurred throughout a majority of the first quarter and during April, late July and September from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In soft commodities, losses of approximately 3.3% were incurred primarily during July from short positions in cotton futures as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. In the metals markets, losses of approximately 2.1% were recorded throughout a majority of the third quarter from long aluminum futures positions as prices declined amid currency and oil price fluctuations and on fears that the global economy could be set for a growth slowdown. A portion of the

Partnership's overall losses was partially offset by gains of approximately 11.7% recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend on fears that inventory levels remain low and that U.S. demand will outstrip production. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Oil prices also increased during June in reaction to the dismissal by OPEC of a price setting mechanism and a promise of only a modest production increase. In the currency markets, gains of approximately 4.6% were recorded primarily during March, April and September from short positions in the euro as its value weakened versus the U.S. dollar and British pound on a lack of European support. Offsetting currency losses were experienced during March as the value of the Japanese yen reversed higher versus the U.S. dollar, despite dollar buying intervention by the Bank of Japan on two occasions during that month. During April and early May, additional losses were recorded from long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid fears of an additional Bank of Japan intervention and as Japanese consumer confidence remained sluggish. In the agricultural markets, gains of approximately 1.3% were recorded primarily during June and July from short corn futures positions as corn prices were pressured lower by a damp weather forecast in the U.S. midwest. Total expenses for the nine months ended September 30, 2000 were $3,210,865, resulting in a net loss of $1,245,231. The net asset value of Unit decreased from $1,595.11 at December 31, 1999 to $1,542.94 at September 30, 2000.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $46 million and $40 million, respectively.

     Primary Market       September 30, 2001	  September 30, 2000
     Risk Category	        Value at Risk	    Value at Risk

		Interest Rate			  (1.84)%				(0.48)%
Currency				  (1.18)				(2.80)
		Commodity				  (1.02)				(2.45)
    	Equity				  (0.19)				  -
     Aggregate Value at Risk	  (2.18)%				(3.38)%

Aggregate value at risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category        High       Low       Average
Interest Rate	(2.86)%	 (1.05)%	  (1.98)%
Currency	(2.95)	(1.18)	  (2.07)
Commodity	(2.29)	 (1.02)	  (1.54)
Equity	(0.19)	 (0.07)	  (0.12)
Aggregate Value at Risk	(3.88)%	 (2.18)%	  (3.31)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.

Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001 the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals such as gold, and base metals such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Manager has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Equity.  	The Partnership's primary equity exposure at September
30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in Australian dollars, Japanese yen and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

10.01 Management Agreement among the Partnership, Demeter Manage-ment Corporation and Dean Witter Futures & Currency
Management Inc., dated as of July 12, 1990, is incorporated by reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1, File No. 33-34989, filed on May 21, 1990.

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

10.04 Commodity Futures Customer Agreement between Morgan Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05 Customer Agreement between the Partnership and Morgan Stanley & Co. International Limited, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06 Foreign Exchange and Options Master Agreement between Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-19116) filed with the Securities and Exchange Commission on November 13, 2001.

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




                            Dean Witter Diversified Futures
                              Fund III L.P. (Registrant)

                            By: Demeter Management Corporation
	   (General Partner)

November 14, 2001           By:/s/	Raymond E. Koch
                                     Raymond E. Koch
                                	Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.