Form 10-K
period 2002-12-23
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2003-03-31
CIK 863535

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-19116

	DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

           DELAWARE                                         13-3577501
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th floor
New York, NY                                                    10022
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered

  	 None                                            	 None

Securities registered pursuant to Section 12(g) of the Act:

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  ______

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $56,764,461 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2002
                             Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . .  1

Part I .

  Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . .  2-5

  Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . .  5

  Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  5

  Item  4.  Submission of Matters to a Vote of Security Holders. . .  5

Part II.

  Item  5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters. . . . . . . . . . .  6

  Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . .  7

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . 8-22

  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . .  22-35

  Item  8.  Financial Statements and Supplementary Data. . . . .  35-36

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . 36
Part III.

  Item 10.  Directors and Executive Officers of the Registrant .  37-41

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . 42

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . 42

  Item 13.  Certain Relationships and Related Transactions . . .  42-43

  Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . 43
Part IV.

  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . .44-45

       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                Part of Form 10-K

     Partnership's Prospectus dated
     June 30, 1992.                                    I

     Annual Report to Dean Witter
     Diversified Futures Fund III L.P.
     Limited Partners for the year
     ended December 31, 2002                     II, III and IV

































       PART I
Item 1.  BUSINESS

(a) General Development of Business. Dean Witter Diversified Fu-tures Fund III L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests including foreign currencies, financial instruments, energy products, and agriculturals. The Partnership commenced operations on November 1, 1990.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

       The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2002 was $2,529.72, representing an increase of 28.64 percent from the net asset value per Unit of $1,966.55 at December 31, 2001. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

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

   Facets of Business
     1.  Summary                  1.  "Summary of the Prospectus"
                                       (Pages 1-8).

     2.  Commodities Markets      2.  "The Commodities Markets"
                                       (Pages 52-59).

     3.  Partnership's Commodity  3.  "Trading Policies" (Pages
         Trading Arrangements and      48-49). "The Trading
         Policies                      Manager" (Pages 37-47).

     4.  Management of the        4. "The Management Agreement"
         Partnership                  (Pages 50-52).  "The
                                      General Partner" (Pages
                                      33-35) and "The Commodity
                                       Broker" (Pages 49-50).
                                      "The Limited Partnership
                                       Agreement" (Pages 61-65).

     5.  Taxation of the          5.  "Federal Income Tax
	         Partnership's Limited         Aspects" and "State and
	         Partners                      Local Income Tax Aspects"
                                       (Pages 70-77).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures and forwards on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not have an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY 10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 2,964.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 14, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)


                     ________________For the Years Ended December 31,
                          2002         2001         2000         1999         1998  .

Revenues/(Losses)
(including interest)        17,529,465		4,638,330	13,245,317	(1,033,483)	9,448,680


Net Income (Loss)           11,978,334		618,682	8,946,492	(6,483,053)	3,166,040


Net Income (Loss)
Per Unit (Limited
& General Partners)            563.17		20.74	350.70	(188.24)	91.27


Total Assets               52,399,998		44,099,605	49,191,101	49,917,104	65,687,386


Total Limited
Partners' Capital         50,740,355		42,633,308	47,524,395	   47,862,260	64,144,919


Net Asset Value Per
Unit                         2,529.72		1,966.55	1,945.81	1,595.11	1,783.35








Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures
       contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the
       future will affect the amount of funds available for
investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December
       31, 2002, and a general discussion of its trading
activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, the Partnership's total capital was
$51,795,479, an increase of $8,341,939 from the Partnership's total capital of $43,453,540 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $11,978,334 and total redemptions aggregated $3,636,395.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $17,529,465 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.5% were recorded from long positions in European, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid increased demand among investors seeking the safety of fixed income investments. Additional gains of approximately 18.4% were generated in the currency markets from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to the U.S. dollar as the dollar weakened due to continued uncertainty regarding a U.S.
       economic recovery and global tensions.  Additional
currency gains were recorded from long positions in the euro versus the British pound. A portion of the Partnership's overall gains was offset by losses of approximately 6.8% recorded in the metals futures markets from positions in aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. In the agricultural futures markets, losses of approximately 1.8% were incurred from long positions in cotton futures as prices moved without consistent direction during the first and third quarters amid shifting supply and demand concerns. Total expenses for the year were $5,551,131, resulting in net income of $11,978,334. The net asset value of a Unit increased from $1,966.55 at December 31, 2001 to $2,529.72 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$43,453,540, a decrease of $4,882,434 from the Partnership's total capital of $48,335,974 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $618,682 and total redemptions aggregated $5,501,116.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $4,638,330 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.1% were recorded in the
       global interest rate futures markets throughout a majority of the first quarter from previously established long positions in U.S. interest rate futures as prices trended higher amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August, September and October from previously established long positions in short and intermediate term U.S. and German interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a "safe haven" from the decline in stock prices. In soft commodities, profits of approximately 5.5% were recorded throughout a majority of the first and second quarters from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Partnership's overall gains were partially offset by losses of approximately 6.6% recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained.
During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses of approximately 2.5% were experienced throughout the first nine
       months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Total expenses for the year were $4,019,648, resulting in net income of $618,682. The net asset value of a Unit increased from $1,945.81 at December 31, 2000 to $1,966.55 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$48,335,974, a decrease of $191,594 from the Partnership's total capital of $48,527,568 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $8,946,492, and total redemptions aggregated $9,138,086.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $13,245,317 and posted an increase in net asset value per Unit. In the energy sector, profits of approximately 18.3% resulted primarily from long positions in the natural gas and crude oil futures markets. Natural gas saw its price rise to record levels in 2000. Recent low inventory levels, sluggish supply and cold winter weather combined to push prices to such high levels. In the crude oil market, gains were realized from long positions earlier in the year as prices rose to nine-year highs on a combination of cold weather, declining inventories and increasing
       demand.  In addition, concerns about future output levels from the world's leading producer countries added to the upward price momentum. Later in the year, however, profits resulted from short positions as the price of crude oil futures fell on expectations that Iraqi oil exports would resume and on fears that the slowdown in the economy would curb demand while at the same time increase supply. In the currency markets, gains of approximately 13.4% were recorded primarily from short positions in the euro, Swiss franc and Swedish krona as the value of these European currencies weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. Strong economic data out of the U.S. and interest rate hikes in the U.S. also boosted the dollar and, subsequently, added to the euro's difficulties. Later in the year as the bullish trend in the U.S. dollar reversed, additional gains were recorded from long positions in the euro, Swiss franc and Swedish krona versus the U.S. dollar as a result of new confidence in the European economy and overall skepticism regarding the U.S. economy. Profits of approximately 1.7% were recorded in the agricultural markets primarily from short positions in the corn market during the middle of the year as the price of corn trended lower on favorable weather conditions that resulted in good prospects for high crop yields. A portion of these gains was offset by losses experienced in the metals, stock index and soft commodities markets. The majority of losses, approximately 7.0%, were experienced in the metals
       markets primarily from aluminum futures.  From a technical standpoint, the price of aluminum traded in a very volatile pattern throughout the year leaving little opportunity for the development of trends. In addition, long positions in this market, particularly in the second half of the year, resulted in losses as prices declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. Losses of approximately 5.5% were recorded in the global stock index futures markets. The S&P 500 Index traded in a very choppy pattern, resulting in losses for both long and short positions. Contributing to this price pattern was uncertainty over the state of the U.S. economy. Total expenses for the year were $4,298,825, resulting in net income of $8,946,492. The net asset value of a Unit increased from $1,595.11 at December 31, 1999 to $1,945.81 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For an analysis of unrealized gains and (losses) by contact type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

       The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in a financial instruments, agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities, and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager were unable to offset positions of the Partnership, the Partnership could lose all of its assets and Limited Partners would realize a 100% loss.

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the trading policies of the Partnership. These trading policies include standards for liquidity and leverage with which the Partnership must comply. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies.
       Demeter may require the Trading Manager to modify
positions of the Partnership if Demeter believes they violate the Partnership's trading policies.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

       There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

       See "Financial Instruments" under "Notes to Financial
Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the
       Partnership's open positions, and consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
       Section 21E of the Securities Exchange Act of 1934).  All
quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.
VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non- exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. At December 31, 2002 and 2001, the Partnership's total capitali-zation was approximately $52 million and $43 million, respectively.

     Primary Market       December 31, 2002   December 31, 2001
     Risk Category         Value at Risk       Value at Risk

Currency                  (3.35)%             (2.28)%
Interest Rate             (2.48)              (0.98)
Commodity                 (2.25)              (0.88)
Equity                       -                   -
Aggregate Value at Risk   (4.72)%             (2.94)%

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

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.

Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category        High       Low     Average
Currency                           (3.35)%	 (2.25)%	 (2.73)%
Interest Rate                      (3.00)	 (1.16)	 (2.14)
Commodity                          (2.47)	 (0.97)	 (1.99)
Equity                             (0.16)	    -	 (0.07)
Aggregate Value at Risk            (4.72)%	 (3.46)%	 (4.08)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
       investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001, and for the end of
       the four quarterly reporting periods during calendar year
2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 84% its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-
       sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposure as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2002 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Interest Rate.  The second largest market exposure at
December 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the Japanese, German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude
       oil and natural gas.  Price movements in these
markets result from political developments in the Middle
East, weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, coffee and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.  The Partnership's metals exposure at December 31,
2002 was to fluctuations in the price of precious metals such as gold. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at December 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2002 were in euros, British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversi-fication guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.
Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter          Revenues/           Net           Net Income/
Ended	          (Net Losses)     Income/(Loss)   (Loss) Per Unit

2002
March 31       $ 1,034,152      $   136,306         $   6.03
June 30          9,311,988        7,903,101           369.80
September 30     8,031,500        6,050,926           288.60
December 31       (848,175)      (2,111,999)         (101.26)

Total          $17,529,465      $11,978,334         $ 563.17

2001
March 31       $ 3,664,910      $ 2,708,834         $ 113.20
June 30           (474,713)      (1,606,782)          (66.76)
September 30     1,823,207          757,661            32.53
December 31       (375,074)      (1,241,031)          (58.23)

Total          $ 4,638,330      $   618,682         $  20.74



Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


       PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of MSFCM, Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Jeffrey A. Rothman, age 41, is President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley
       Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of MSFCM. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 61, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the
       Product Development Group at Morgan Stanley Investment
Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and MSFCM. Mr. Harris is currently Managing Director of Global Products &
       Services at Morgan Stanley.  He previously served as Chief
Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of MSFCM. Mr. Zafran is an Executive Director of Morgan Stanley, and in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including
       Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of MSFCM. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.


       Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 417.091 Units of general partnership interest, representing a 2.04 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and
       accrued by the Partnership) of $2,582,647 for the year ended December 31, 2002. In its capacity as the Partnership's Trading Manager, MSFCM received management fees of $1,461,168 and an incentive fee of $1,231,206 for the year ended December 31, 2002.

Item 14.  CONTROLS AND PROCEDURES
	(a)	As of a date within 90 days of the filing date of this
annual report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

	(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV
	Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)	1. Listing of Financial Statements
	The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to Exhibit
13.01 of this Form 10-K:
	-	Report of Deloitte & Touche LLP, independent auditors, for the years
     	ended December 31, 2002, 2001 and 2000.

	-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

	-	Statements of Operations, Changes in Partners' Capital, and Cash
	Flows for the years ended December 31, 2002, 2001 and 2000.

-	Notes to Financial Statements.

	With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2002, is not deemed to be filed with this report.

 	     2.  Listing of Financial Statement Schedules
	No financial statement schedules are required to be filed with this report.

	(b)	Reports on Form 8-K
	No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

	(c)	Exhibits
	Refer to Exhibit Index on Page E-1 to E-2.


       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
					(Registrant)

				BY:  Demeter Management Corporation,
					General Partner

March 31, 2003		BY: /s/	Jeffrey A. Rothman
						Jeffrey A. Rothman
						Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:   /s/  Robert E. Murray                 			March 31, 2003
	  	Robert E. Murray, Director and
	   	Chairman

     /s/	Jeffrey A. Rothman               			March 31, 2003
	  	Jeffrey A. Rothman, Director and
	   	President

    /s/ 	Joseph G. Siniscalchi            			March 31, 2003
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III            			March 31, 2003
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                 			March 31, 2003
           Richard A. Beech, Director

    /s/    Raymond A. Harris                			March 31, 2003
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                			March 31, 2003
           Anthony J. DeLuca, Director

    /s/  	Frank Zafran                   			March 31, 2003
	    	Frank Zafran, Director

    /s/  	Jeffrey D. Hahn                  			March 31, 2003
	    	Jeffrey D. Hahn, Chief Financial
	    	Officer





        CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial conditions results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 31, 2003		BY: /s/	Jeffrey A. Rothman
							Jeffrey A. Rothman
							President, Demeter Management
							Corporation, general partner
							of the registrant


























       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: March 31, 2003     BY: /s/ 	Jeffrey D. Hahn
                                 	Jeffrey D. Hahn
                                 	Chief Financial Officer,
                                 	Demeter Management Corporation,
                                 	general partner of the
                                 	registrant
























	       EXHIBIT INDEX

ITEM

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of May 14, 1990, is incorporated by reference to Exhibit A of the Partnership's Prospectus dated June 30, 1992, filed with the Securities and Exchange Commission pursuant to Rule 424(6)(3) under the Securities Act of 1933 on July 14, 1992.

3.02	Amendment No. 1 to the Limited Partnership Agreement of the
Partnership dated as of May 14, 1990, is incorporated by reference to Exhibit 3.02 of the Partnership's Quarterly
Report on Form 10-Q (File No. 0-19116) filed with the
Securities and Exchange Commission on august 14, 2002.

10.01	Management Agreement among the Partnership, Demeter
Management Corporation and Dean Witter Futures & Currency
Management Inc., dated as of July 12, 1990, is incorporated by reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1, (File No. 33-34989) filed on May 21, 1990.

10.02	Amendment No. 1 to the Management Agreement, dated as of
June 30, 1992, is incorporated by reference to Exhibit
10.02 of the Partnership's Quarterly Report on Form 10-Q
(File No. 0-19116) filed the Securities and Exchange
Commission on August 14, 2002.

10.03	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-19116) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-19116) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-19116) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
19116) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2002 is filed herewith.

99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                                EXHIBIT 99.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Dean Witter Diversified Futures Fund III L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.




By: /s/ Jeffrey A. Rothman

Name: 	 Jeffrey A. Rothman
Title:	 President

Date:	 March 31, 2003

                                     EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Dean Witter Diversified Futures Fund III L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.


By: /s/ Jeffrey D. Hahn

Name: 	 Jeffrey D. Hahn
Title:	 Chief Financial Officer

Date:	 March 31, 2003

                                                                    Diversified
                                                                        Futures
                                                                       Fund III

          December 31, 2002
          Annual Report








[LOGO] Morgan Stanley

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. Past performance is not necessarily indicative of future results.

                                                                                                      INCEPTION-
                                                                                                       TO-DATE   ANNUALIZED
                               1990   1991 1992 1993 1994 1995  1996  1997 1998  1999  2000 2001 2002   RETURN     RETURN
FUND                            %      %    %    %    %    %     %     %    %     %     %    %    %       %          %
---------------------------------------------------------------------------------------------------------------------------
Diversified Futures Fund III  (1.7)   27.1 15.8 7.6  5.9  (4.0) (4.7) 12.2 5.3  (10.6) 22.0 1.1  28.6   153.0       7.9
                             (2 mos.)
---------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the thirteenth annual report for the Dean Witter Diversified Futures Fund III L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,966.55 and increased by 28.6% to $2,529.72 on December 31, 2002. The Fund has increased by 153.0% since it began trading in November 1990 (a compound annualized return of 7.9%).

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which the Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by the Fund to each sector will vary over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during the previous year.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, New York 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

DIVERSIFIED FUTURES FUND III L.P.

                                     [CHART]

                      Year ended December 31, 2002
                      ----------------------------
Currencies                      18.39%
Interest Rates                  20.52%
Stock Indices                   -0.42%
Energies                        -0.23%
Metals                          -6.77%
Agriculturals                   -1.79%

Note: Includes trading results and commissions but does not include other fees or interest income.



FACTORS INFLUENCING MONTHLY TRADING GAINS:
.. In the global interest rate futures markets, gains resulted from long positions in German, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid continued uncertainty in the equity markets and negative economic data.
.. In the currency markets, gains were recorded from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to the U.S. dollar as the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased global tensions and prolonged uncertainty regarding the U.S. economy. Additional currency gains were recorded from long positions in the euro relative to the British pound.

FACTORS INFLUENCING MONTHLY TRADING LOSSES:
.. In the metals futures markets, losses were recorded from positions in aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.
.. In the agricultural futures markets, losses were incurred from long positions in cotton futures as prices moved without consistent direction during the first and third quarters amid shifting supply and demand concerns.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund III L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund III L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                   ----------------------
                                                      2002        2001
                                                   ----------  ----------
                                                       $           $

                                    ASSETS

     Equity in futures interests trading accounts:
       Cash                                        46,500,445  43,450,856
       Net unrealized gain on open contracts
        (MS&Co.)                                    7,068,528   1,699,966
       Net unrealized loss on open contracts
        (MSIL)                                     (1,209,528) (1,104,116)
                                                   ----------  ----------
       Total net unrealized gain on open
        contracts                                   5,859,000     595,850
                                                   ----------  ----------
         Total Trading Equity                      52,359,445  44,046,706

     Interest receivable (Morgan Stanley DW)           40,553      52,899
                                                   ----------  ----------
         Total Assets                              52,399,998  44,099,605
                                                   ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                              359,654     422,181
     Accrued management fees (MSFCM)                  131,613     110,607
     Administrative expenses payable                  113,252     113,277
                                                   ----------  ----------
         Total Liabilities                            604,519     646,065
                                                   ----------  ----------

     PARTNERS' CAPITAL
     Limited Partners (20,057.688 and
      21,679.185 Units, respectively)              50,740,355  42,633,308
     General Partner (417.091 Units)                1,055,124     820,232
                                                   ----------  ----------
         Total Partners' Capital                   51,795,479  43,453,540
                                                   ----------  ----------
         Total Liabilities and
          Partners' Capital                        52,399,998  44,099,605
                                                   ==========  ==========

     NET ASSET VALUE PER UNIT                        2,529.72    1,966.55
                                                   ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                         ---------------------------------
                                            2002       2001        2000
                                         ---------- ----------  ----------
                                             $          $           $
     REVENUES
     Trading profit (loss):
       Realized                          10,540,492  9,125,249   6,754,178
       Net change in unrealized           5,263,150 (5,769,529)  4,405,551
                                         ---------- ----------  ----------
                                         15,803,642  3,355,720  11,159,729
     Proceeds from Litigation Settlement  1,107,007     --          --
                                         ---------- ----------  ----------
        Total Trading Results            16,910,649  3,355,720  11,159,729
     Interest income (Morgan Stanley DW)    618,816  1,282,610   2,085,588
                                         ---------- ----------  ----------
        Total                            17,529,465  4,638,330  13,245,317
                                         ---------- ----------  ----------
     EXPENSES
     Brokerage commissions
      (Morgan Stanley DW)                 2,582,647  2,387,626   2,687,957
     Management fees (MSFCM)              1,461,168  1,419,604   1,366,025
     Incentive fees (MSFCM)               1,231,206     --          --
     Administrative expenses                155,000     99,000      91,000
     Transaction fees and costs             121,110    113,418     153,843
                                         ---------- ----------  ----------
        Total                             5,551,131  4,019,648   4,298,825
                                         ---------- ----------  ----------
     NET INCOME                          11,978,334    618,682   8,946,492
                                         ========== ==========  ==========
     NET INCOME ALLOCATION:
     Limited Partners                    11,743,442    610,029   8,800,221
     General Partner                        234,892      8,653     146,271
     NET INCOME PER UNIT:
     Limited Partners                        563.17      20.74      350.70
     General Partner                         563.17      20.74      350.70

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                          UNITS OF
                         PARTNERSHIP   LIMITED      GENERAL
                          INTEREST     PARTNERS     PARTNER      TOTAL
                         -----------  ----------   ---------  ----------
                                          $            $           $
      Partners' Capital,
      December 31, 1999  30,422.619   47,862,260     665,308  48,527,568
      Net income             --        8,800,221     146,271   8,946,492
      Redemptions        (5,581.543)  (9,138,086)     --      (9,138,086)
                         ----------   ----------   ---------  ----------
      Partners' Capital,
      December 31, 2000  24,841.076   47,524,395     811,579  48,335,974
      Net income             --          610,029       8,653     618,682
      Redemptions        (2,744.800)  (5,501,116)     --      (5,501,116)
                         ----------   ----------   ---------  ----------
      Partners' Capital,
      December 31, 2001  22,096.276   42,633,308     820,232  43,453,540
      Net income             --       11,743,442     234,892  11,978,334
      Redemptions        (1,621.497)  (3,636,395)     --      (3,636,395)
                         ----------   ----------   ---------  ----------
      Partners' Capital,
      December 31, 2002  20,474.779   50,740,355   1,055,124  51,795,479
                         ==========   ==========   =========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED DECEMBER 31,
                                 ----------------------------------
                                    2002        2001        2000
                                 ----------  ----------  ----------
                                     $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                       11,978,334     618,682   8,946,492
Noncash item included in net
 income:
  Net change in unrealized       (5,263,150)  5,769,529  (4,405,551)
(Increase) decrease in operating
 assets:
  Interest receivable
   (Morgan Stanley DW)               12,346     128,061      (2,502)
Increase (decrease) in operating
 liabilities:
  Accrued management fees
   (MSFCM)                           21,006     (13,141)     (1,466)
  Administrative expenses
   payable                              (25)     47,939      (3,894)
                                 ----------  ----------  ----------
Net cash provided by operating
 activities                       6,748,511   6,551,070   4,533,079
                                 ----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Decrease in redemptions payable     (62,527)   (243,860)   (529,049)
Redemptions of Units             (3,636,395) (5,501,116) (9,138,086)
                                 ----------  ----------  ----------
Net cash used for financing
 activities                      (3,698,922) (5,744,976) (9,667,135)
                                 ----------  ----------  ----------
Net increase (decrease) in cash   3,049,589     806,094  (5,134,056)

Balance at beginning of period   43,450,856  42,644,762  47,778,818
                                 ----------  ----------  ----------

Balance at end of period         46,500,445  43,450,856  42,644,762
                                 ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $51,795,479                                 $                 $                     $
Foreign currency                                                      4,577,722               --              4,577,722
Commodity                                                            (1,253,213)          75,138             (1,178,075)
Interest rate                                                         1,394,584               --              1,394,584
                                                                     ----------        ---------             ----------
  Grand Total:                                                        4,719,093           75,138              4,794,231
                                                                     ==========        =========
  Unrealized Currency Gain                                                                                    1,064,769
                                                                                                             ----------
  Total Net Unrealized Gain per Statement of Financial Condition                                              5,859,000
                                                                                                             ==========

2001 PARTNERSHIP NET ASSETS: $43,453,540
Foreign currency                                                     (1,473,968)       1,237,593               (236,375)
Commodity                                                              (903,403)         295,223               (608,180)
Interest rate                                                            --              274,250                274,250
                                                                     ----------        ---------             ----------
  Grand Total:                                                       (2,377,371)       1,807,066               (570,305)
                                                                     ==========        =========
  Unrealized Currency Gain                                                                                    1,166,155
                                                                                                             ----------
  Total Net Unrealized Gain per Statement of Financial Condition                                                595,850
                                                                                                             ==========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $51,795,479                                     %
Foreign currency                                                            8.84*                   2,816,511,564
Commodity                                                                  (2.27)                            1504
Interest rate                                                               2.69                             1222
                                                                           -----
  Grand Total:                                                              9.26
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $43,453,540
Foreign currency                                                           (0.54)                   2,188,563,000
Commodity                                                                  (1.40)                             980
Interest rate                                                               0.63                              740
                                                                           -----
  Grand Total:                                                             (1.31)
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


*  No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.  Dean Witter Diversified Futures Fund III L.P. (the
"Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM or the "Trading Manager"). Demeter, Morgan Stanley DW, MS&Co.,
MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley .
  Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations.
  Each month, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities, to a maximum of 3/5 of 1% annually of the Partnership's average month-end Net Assets. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $1,107,007 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

--------------------------------------------------------------------------------
3. TRADING MANAGER
Demeter, on behalf of the Partnership, has entered into a management agreement with MSFCM to make all trading decisions for the Partnership.

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  Compensation to MSFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The monthly management fee is accrued daily at the rate of 1/4 of 1% per month of the Net Assets (a 3% annual rate), as defined in the management agreement, at each month-end.

INCENTIVE FEE. The Partnership pays a quarterly incentive fee to MSFCM equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forwards trading exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis.

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

                    NET UNREALIZED GAINS/
                  (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                ------------------------------ ---------------------
                            OFF-                            OFF-
                EXCHANGE- EXCHANGE-            EXCHANGE-  EXCHANGE-
           YEAR  TRADED    TRADED      TOTAL    TRADED     TRADED
           ---- --------- ---------  --------- ---------- ----------
                    $         $          $
           2002 1,281,277 4,577,723  5,859,000 Sept. 2004 April 2003
           2001   832,227  (236,377)   595,850 June 2003  April 2002

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)

exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $47,781,722 and $44,283,083 at December 31, 2002 and 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                             PER UNIT:
                                                             ---------
NET ASSET VALUE, JANUARY 1, 2002:                            $1,966.55
                                                             ---------
NET OPERATING RESULTS:
 Realized Profit                                                495.35
 Unrealized Profit                                              248.25
 Proceeds from Litigation Settlement                             52.22
 Interest Income                                                 29.19
 Expenses                                                      (261.84)
                                                             ---------
 Net Income                                                     563.17
                                                             ---------

NET ASSET VALUE, DECEMBER 31, 2002:                          $2,529.72
                                                             =========

 Expense Ratio                                                   11.6%
 Net Income Ratio                                                25.0%
TOTAL RETURN                                                     28.6%

                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper