Form 10-Q
period 2004-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND III L P
filed 2004-11-10
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19116

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.

(Exact name of registrant as specified in its charter)


		Delaware						      13-3577501
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY 								    10017
(Address of principal executive offices)	  	       (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022




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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
 		(Unaudited) and December 31, 2003............................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)................3

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended September 30, 2004 and 2003 (Unaudited)....4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited) .....................5

		Notes to Financial Statements (Unaudited).................6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.........12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................25-37

Item 4.	Controls and Procedures..................................38


PART II. OTHER INFORMATION

Item 5.	Other Information........................................39

Item 6.	Exhibits and Reports on Form 8-K......................39-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                     2004      	    2003
	 $	   $
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	30,692,987	39,854,002

	Net unrealized gain on open contracts (MS&Co.)	2,224,260	1,619,468
	Net unrealized gain (loss) on open contracts (MSIL)	     (242,914)	      894,963

	     Total net unrealized gain on open contracts	   1,981,346	   2,514,431

	Total Trading Equity	32,674,333	42,368,433

Interest receivable (Morgan Stanley DW)	       35,859	               23,823

	Total Assets	32,710,192	 42,392,256

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	356,916	335,337
Administrative expenses payable	122,914	     134,617
Accrued management fees (MSFCM)	      81,967	     106,564

	Total Liabilities	     561,797	     576,518

Partners' Capital

Limited Partners (17,062.064 and
        18,459.689 Units, respectively)	31,760,894	41,349,447
General Partner (208.167 Units)	      387,501	      466,291

	Total Partners' Capital	   32,148,395	 41,815,738

	Total Liabilities and Partners' Capital	  32,710,192	 42,392,256


NET ASSET VALUE PER UNIT                                   	      1,861.49	     2,239.99

	The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                   For the Three Months                      	 For the Nine Months
  	    Ended September 30,	                   Ended September 30,
                                                                     	   2004   	 2003  	   2004   	    2003
                                                                                  $		$		   $			 $
REVENUES
	Trading profit (loss):
		Realized	(3,770,008) 	(6,664,802)	(4,202,534)		4,195,354
		Net change in unrealized	   4,468,406	   2,379,908 	    (533,085)		   (3,175,816)
			698,398	  (4,284,894)	(4,735,619)		1,019,538
Proceeds from Litigation Settlement      10,904                          -              10,904                         -

		   Total Trading Results 	709,302 		  (4,284,894)	(4,724,715)		1,019,538

	Interest income (Morgan Stanley DW)	       99,726	        93,783	     261,076		     355,135

		   Total  	      809,028	  (4,191,111)	   (4,463,639)		   1,374,673

EXPENSES
	Brokerage commissions
       (Morgan Stanley DW)	318,491	732,893	1,342,752		2,271,108
	Management fees (MSFCM)	 244,488	366,981	848,241		1,261,326
	Administrative expenses	39,000	33,000	101,000		111,000
	Transaction fees and costs	16,011	35,090	63,363		103,288
	Incentive fee (MSFCM)	          -        	         -        	         -        		       723,309

		   Total 	       617,990	   1,167,964	   2,355,356		   4,470,031


NET INCOME (LOSS) 	       191,038	  (5,359,075)	  (6,818,995)		  (3,095,358)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	       188,642           		  (5,301,335)	(6,740,205)		(3,124,251)
	General Partner 	2,396	       	(57,740)	(78,790)		28,893


NET INCOME (LOSS) PER UNIT

	Limited Partners	11.51	     (277.38)	(378.50)	(180.57)
	General Partner	11.51	(277.38)	(378.50)	(180.57)



The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners' Capital,
December 31, 2002	                                      20,474.779         50,740,355	           1,055,124	    51,795,479

Net Income (Loss)                                                      -        	(3,124,251)	28,893	(3,095,358)

Redemptions	    (1,344.218)	 (3,164,472)	     (595,000)	 (3,759,472)

Partners' Capital,
September 30, 2003	  19,130.561	    44,451,632	    489,017	  44,940,649




Partners' Capital,
December 31, 2003	18,667.856	    41,349,447	466,291	41,815,738

Net Loss	                                                                        -             (6,740,205)		(78,790)	(6,818,995)


Redemptions                   	   (1,397.625)        (2,848,348)	                  -         	 (2,848,348)

Partners' Capital,
September 30, 2004                                     17,270.231        31,760,894	    387,501	  32,148,395











	The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)





	      For the Nine Months Ended September 30,

	       2004     	      2003
	     $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(6,818,995)	(3,095,358)
Noncash item included in net loss:
	Net change in unrealized	  533,085	3,175,816

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(12,036)	11,136
	Due from Morgan Stanley DW	-   	(43,251)

Increase (decrease) in operating liabilities:
	Administrative expenses payable	(11,703)	       9,487
	Accrued management fees (MSFCM)	       (24,597)	     (17,263)

Net cash provided by (used for) operating activities	   (6,334,246)	       40,567


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	21,579	(78,792)
Redemptions of Units	    (2,848,348)	  (3,759,472)

Net cash used for financing activities	  (2,826,769)	  (3,838,264)

Net decrease in cash	(9,161,015)	(3,797,697)

Balance at beginning of period	   39,854,002	  46,500,445

Balance at end of period	  30,692,987	  42,702,748







	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $1,107,007 as of August 30, 2002 and $10,904 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees (if any) incurred by the Partnership are paid to MSFCM.



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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership
       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:






       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	 on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $              $           $

Sep. 30, 2004	2,591,296	(609,950)	1,981,346	Jun. 2006	Jan. 2005

Dec. 31, 2003	2,370,257	144,174	2,514,431	Mar. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $33,284,283 and
       DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

$42,224,259 at September 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.




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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded revenues including interest income totaling $809,028 and expenses totaling $617,990, resulting in net income of $191,038 for the three months ended September 30, 2004.
The Partnership's net asset value per Unit increased from $1,849.98 at June 30, 2004 to $1,861.49 at September 30, 2004.

The most significant trading gains of approximately 5.0% were generated in the energy markets, primarily during July and September, from long positions in crude oil as prices strengthened due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Elsewhere in the energy markets, gains were recorded during August from short positions in natural gas futures as prices drifted lower due to record reserves and heavily reduced market demand. Additional gains of approximately 1.8% were recorded in the global interest rate futures markets, primarily during August and September, from long
       positions in European interest rate futures as prices trended higher, boosted by a surge in oil prices, uncertainty in the global equity markets, and testimony by U.S. Federal Reserve Chairman Alan Greenspan depicting a somewhat less optimistic view about the immediate future of the U.S. economy. Smaller gains of approximately 0.5% were experienced in the agricultural markets during July and September from short positions in corn futures as prices weakened due to ideal weather conditions in the growing region of the U.S. midwest, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 4.1% recorded in the currency markets during July and September from positions in the Australian dollar relative to the U.S. dollar as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Elsewhere in the currency markets, losses resulted from positions in the euro versus the U.S. dollar and the Japanese yen as the value of the euro experienced short-term price volatility throughout the quarter due to higher energy prices and uncertainty about the direction of the "euro-zone" economy. Smaller losses were incurred, primarily during September, from short positions in the Swiss franc against the U.S. dollar as the Swiss currency's "safe-haven" status pushed its value higher in reaction to major geopolitical concerns. Within the metals markets, losses of approximately 1.8% were experienced during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Elsewhere in the metals markets, losses were recorded primarily during July from short positions in copper futures as prices moved higher due to speculation of increased demand and reduced supply from Mexico. Smaller losses of approximately 0.4% were recorded in the global stock index futures markets during July and August from short positions in S&P 500 Index futures as prices temporarily bounced higher due to better-than-expected U.S. economic data.

The Partnership recorded losses net of interest income totaling $4,463,639 and expenses totaling $2,355,356, resulting in a net loss of $6,818,995 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $2,239.99 at December 31, 2003 to $1,861.49 at September 30, 2004.

The most significant trading losses of approximately 18.3% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarters from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese
       economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen's trendless price movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" during the first and second quarters in tandem with the Japanese yen. The price volatility in the Japanese yen also resulted in losses from crossrate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, however, volatility in the euro was responsible for losses in euro/Japanese yen crossrate positions as the value of the euro moved in a trendless pattern throughout the quarter due to higher energy prices and uncertainty about the direction of the "euro-zone" economy. Additional losses of approximately 2.5% were incurred in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. Elsewhere in the metals markets, losses were recorded primarily during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses of approximately 0.6% were recorded in the global stock index futures markets during March and May from long positions in S&P 500 Index futures as equity prices decreased on geopolitical concerns. During July and August,
       short positions in S&P 500 Index futures resulted in
further losses as prices temporarily bounced higher due to better-than-expected U.S. economic data. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 3.4% in the energy markets. During February, May, July, and September, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 2.4% were experienced in the agricultural markets during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. midwest, reports of increased inventories by the U.S. Department of Agriculture, and
weaker export demand.   Elsewhere in the agricultural complex,
gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.0% were recorded in the global interest rate futures markets from long positions in European interest rate futures during February,
       March, August, and September as prices rallied on
uncertainty in the global equity markets, disappointing economic data, "safe-haven" buying amid major geopolitical concerns, and a surge in oil prices.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $4,191,111 and expenses totaling $1,167,964, resulting in a net loss of $5,359,075 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $2,626.53 at June 30, 2003 to $2,349.15 at September 30, 2003.

The most significant trading losses of approximately 5.9% were recorded in the global interest rate markets primarily during September from short positions in Japanese, European, and U.S. interest rate futures as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower global equity prices. Additional losses of approximately 2.5% were recorded in the agricultural markets, primarily during September, from short coffee futures positions, as weak coffee crop estimates coupled with dry Brazilian weather caused prices to reverse higher. Elsewhere in the agricultural markets, losses were recorded from positions in cotton futures, primarily during August, as prices moved without consistent direction. Losses of approximately 0.9% were recorded in the currency markets, from long positions in the Australian dollar versus the U.S. dollar
       during July as the value of the U.S. currency strengthened amid better-than-expected U.S. earnings data. In the metals markets, losses of approximately 0.9% resulted during August from long futures positions in aluminum and copper as base metal prices were weighed down by heavy technically-based selling and expectations for increased output during the year 2004. Smaller losses of approximately 0.6% were recorded in the global stock index markets during early August and late September from long positions in S&P 500 Index futures as global equity prices retreated amid a broad-based sell-off prompted by a steady stream of economic data that raised concerns about the strength of the global economy.

The Partnership recorded revenues including interest income totaling $1,374,673 and expenses totaling $4,470,031, resulting in a net loss of $3,095,358 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $2,529.72 at December 31, 2002 to $2,349.15 at September 30,
2003.

The most significant trading losses of approximately 5.7% were incurred in the metals markets during May and June from short positions in aluminum and copper futures as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. During August, long futures positions in aluminum and copper experienced losses as prices
       were weighed down by heavy technically-based selling and expectations for increased output during the year 2004. Additional losses of approximately 4.4% were recorded in the agricultural markets from positions in coffee and cotton futures as prices experienced short-term volatile movement throughout a majority of the year. Smaller losses of approximately 3.4% were experienced in the global interest rate markets from short positions in Japanese, Australian, and European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector stemmed from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition forces in the Persian Gulf region. A portion of the Partnership's overall losses during the first nine months of the year was offset by gains of approximately 7.0% in the energy markets stemming from long positions in natural gas futures as prices trended higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern
U. S. Additional gains in the energy markets were recorded during the same time period from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories.
During July, short positions in natural gas futures yielded gains as prices declined amid increased reserves and mild summer weather conditions. In the currency markets, gains of approximately 4.4% were produced from long positions in the euro versus the British pound during January as the value of the pound decreased due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional currency gains were recorded from long positions in the Australian dollar versus the U.S. dollar during January, February, April, and May as the value of the Australian currency increased on the heels of higher commodity prices and a significant interest rate differential between the two countries. During May, gains resulted from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the European Central Bank's decision to leave interest rates unchanged.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily
       maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $32 million and $45 million, respectively.

Primary Market          September 30, 2004	  September 30, 2003
Risk Category	  	   	 Value at Risk	         Value at Risk

Interest Rate	(1.81)%	(0.08)%
Currency	(1.04)	(1.95)
Equity	          	-                      -
Commodity	(2.56)	(2.02)
Aggregate Value at Risk	(4.04)%	(2.98)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents
       the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.14)%	(0.84)%	(1.72)%

Currency	(2.77)	(1.04)	(1.82)

Equity	(0.61)	   -	(0.19)

Commodity	(4.40)	(0.64)	(2.38)

Aggregate Value at Risk	(5.67)%	(2.43)%	(3.91)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging
       activities; and can cover a wide range of portfolio assets.
 However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four
       quarter-end reporting periods from October 1, 2003 through
September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 96% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-
       sensitive instruments, in relation to the Partnership's net assets.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	  The Partnership's primary market exposure at
September 30, 2004 was to the global interest rate futures sector. Exposure was primarily spread across the European, Japanese, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Commodity.
Energy. The Partnership's energy exposure at September 30, 2004 was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be
       experienced in the future.  Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	  The Partnership's metals exposure at September 30,
2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, aluminum, zinc, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, cocoa, corn, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

       Foreign Currency Balances.  The Partnership's primary foreign currency balances at September 30, 2004 were in the Japanese yen and Australian dollar. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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
Management Corporation and Dean Witter Futures & Currency
Management Inc., dated as of July 12, 1990, is
incorporated by reference to Exhibit 10.02 of the
Partnership's Registration Statement on Form S-1 (File
       No. 33-34989) filed with the Securities and
Exchange Commission on May 21, 1990.
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




                    Dean Witter Diversified Futures Fund III L.P.
                    (Registrant)

                    By:    Demeter Management Corporation
                           (General Partner)

November 15, 2004   By: /s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.








- 7 -






DEAN WITTER DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)