Form 10-Q
period 2006-06-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2006-08-10
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-19116

  MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.

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

Dean Witter Diversified Futures Fund III L.P.




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






       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.

(formerly, Dean Witter Diversified Futures Fund III L.P.)

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
 		(Unaudited) and December 31, 2005............................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited).....................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2006 and 2005 (Unaudited)..........4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited).....................5

		Notes to Financial Statements (Unaudited).................6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........12-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................29-42

Item 4.	Controls and Procedures..................................42


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................43

Item 5.	Other Information.....................................43-44

Item 6.	Exhibits.................................................44



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly,  Dean Witter Diversified Futures Fund III L.P.)
STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
                   2006      	    2005
	 $	   $
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	18,880,468	19,688,933
	Restricted cash	    1,120,782	    1,585,195

	     Total cash	  20,001,250	  21,274,128

	Net unrealized gain on open contracts (MS&Co.)	     1,704,751	   1,755,494
	Net unrealized gain on open contracts (MSIL)	         69,537	       411,181

          Total net unrealized gain on open contracts	    1,774,288	   2,166,675

	Total Trading Equity	21,775,538	23,440,803

Interest receivable (Morgan Stanley DW)	          66,505	               62,481

	Total Assets	   21,842,043	 23,503,284

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	180,682	510,592
Administrative expenses payable	78,552	     100,980
Accrued management fees (VK Capital)	         36,607	      59,028

	Total Liabilities	       295,841	     670,600

Partners? Capital

Limited Partners (12,128.452 and
    13,499.786 Units, respectively)	21,310,462	22,584,804
General Partner (134.167 and
    148.167 Units, respectively)	       235,740	      247,880

	Total Partners? Capital	   21,546,202	 22,832,684

	Total Liabilities and Partners? Capital	   21,842,043	 23,503,284

NET ASSET VALUE PER UNIT                                   	        1,757.06	     1,672.98

	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly,  Dean Witter Diversified Futures Fund III L.P.)
STATEMENTS OF OPERATIONS
(Unaudited)


                       For the Three Months                       For the Six Months
                           Ended June 30,                               Ended June 30,


               2006                  2005    	       2006   	    2005
                 $                          $	           $ 	$
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   213,232		     161,798	   408,638		           327,233

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	248,285	360,650	514,479		759,339
	Management fees (VK Capital)	119,497      	    210,354	253,495 		   450,298
	Administrative expenses	27,000	31,000	54,000		62,000
	Transaction fees and costs	     15,758	      21,656    	      31,884		        42,479

		   Total Expenses 	   410,540	    623,660	    853,858		    1,314,116

NET INVESTMENT LOSS 	   (197,308)	   (461,862)	   (445,220)		     (986,883)

TRADING RESULTS
Trading profit (loss):
	Realized	246,726 	(4,135,835)	2,035,922		(4,260,669)
	Net change in unrealized	    358,859	  3,811,861 	   (392,387)		      (741,902)

	           Total Trading Results	    605,585	    (323,974)	   1,643,535		   (5,002,571)

NET INCOME (LOSS)	    408,277	    (785,836)	   1,198,315	   (5,989,454)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	401,750	  (776,119)	1,182,863		(5,914,735)
	General Partner 	6,527	(9,717)	 15,452	(74,719)


NET INCOME (LOSS) PER UNIT

	Limited Partners 	23.85	    (46.68)	  84.08		(358.94)
	General Partner 	23.85	    (46.68)	  84.08		(358.94)








The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly,  Dean Witter Diversified Futures Fund III L.P.)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2006 and 2005
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$
Partners? Capital,
December 31, 2004	16,785.655	    35,521,922	446,056	35,967,978

Net Loss 	                                                   ?         	(5,914,735)	(74,719)	(5,989,454)

Redemptions	    (1,272.658)	    (2,305,780)	        ?        	    (2,305,780)

Partners? Capital,
June 30, 2005	  15,512.997	    27,301,407	    371,337	  27,672,744





Partners? Capital,
December 31, 2005	13,647.953	    22,584,804	247,880	22,832,684

Net Income	                                               ?         	1,182,863	15,452	1,198,315

Redemptions	    (1,385.334)	    (2,457,205)	    (27,592)	    (2,484,797)

Partners? Capital,
June 30, 2006	 12,262.619	    21,310,462	    235,740	  21,546,202












	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly,  Dean Witter Diversified Futures Fund III L.P.)
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	       2006     	      2005
	     $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,198,315	(5,989,454)
Noncash item included in net income (loss):
	Net change in unrealized	392,387	741,902

(Increase) decrease in operating assets:
	Restricted cash	464,413	1,891,817
	Interest receivable (Morgan Stanley DW)	                                            (4,024) 	(3,483)

Decrease in operating liabilities:
	Administrative expenses payable	(22,428)	    (1,133)
	Accrued management fees (VK Capital)	      (22,421)	      (20,877)

Net cash provided by (used for) operating activities	   2,006,242	   (3,381,228)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,814,707)	    (2,217,745)

Net cash used for financing activities	  (2,814,707)	    (2,217,745)

Net decrease in unrestricted cash	(808,465)	(5,598,973)

Unrestricted cash at beginning of period	   19,688,933	  29,612,253

Unrestricted cash at end of period	   18,880,468	  24,013,280










	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Diversified Futures Fund III L.P. (formerly known as Dean Witter Diversified Futures Fund III L.P.) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclass-ifications have no impact on the Partnership?s reported net income
(loss).

1.  Organization
Morgan Stanley Diversified Futures Fund III L.P. (formerly known as Dean Witter Diversified Futures Fund III L.P.) is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

Effective July 20, 2006, Dean Witter Diversified Futures Fund III
L.P. was renamed to Morgan Stanley Diversified Futures Fund III
L.P.

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage
       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commissions to Morgan Stanley DW. Management fees and incentive fees (if any) incurred by the Partnership are paid to VK Capital.

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

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	 on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $              $           $

Jun. 30, 2006	1,116,356	657,932	1,774,288	Mar. 2008	   Sep. 2006
Dec. 31, 2005	1,792,468	374,207	2,166,675	Sep. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures
       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $21,117,606 and $23,066,596 at June 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded
       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
(formerly, Dean Witter Diversified Futures Fund III L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $818,817 and expenses totaling $410,540, resulting in net income of $408,277 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit increased from $1,733.21 at March 31, 2006 to $1,757.06 at June
30, 2006.

The most significant trading gains of approximately 7.0% were recorded in the metals markets from long futures positions in copper, nickel, zinc, and aluminum, as prices increased sharply during April and May to record highs amid strong global industrial demand from the U.S., China, and India. Within the precious metals markets, gold and silver prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Additional gains of approximately 2.1% were experienced in global interest rate futures markets, primarily during April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within European markets, rising equity prices and strong economic data pushed German fixed-income futures prices lower. Similarly, U.S. interest rates climbed higher following the release of stronger-than-expected economic data. Japanese interest rate futures also dropped amid growing
       speculation that the Bank of Japan would end its ?ultra-
easy? monetary policy and begin to increase interest rates. Finally, Australian interest rates also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. Within the currency markets, gains of approximately 1.8% were recorded during April from short positions in the U.S. dollar as the value of the U.S. dollar declined against many of its major rivals, notably the euro, Japanese yen, Singapore dollar, Swedish krona, and Swiss franc, amid news that foreign central banks would diversify their currency reserves away from the U.S. dollar. During May, long positions in the euro versus the U.S. dollar experienced gains as the value of the euro continued to strengthen against the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank will not intervene to halt the appreciation of the euro. A portion of these gains for the quarter was offset by losses of approximately 6.5% in global equity indices during May from long positions in U.S., European, and Pacific Rim (Australian, Hong Kong, and Japanese) stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred towards the end of June from newly established short futures positions in U.S. and Pacific Rim stock indices as prices reversed higher on hopes of a pause in the U.S. interest rate hikes. Additional losses of
       approximately 1.8% were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. Further losses in the energy sector were recorded during June from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Smaller losses of approximately 0.3% were incurred in the agricultural markets during May from short positions in live cattle futures as prices reversed higher after news that South Korea would resume U.S. beef imports. Additional losses were recorded during May and June from long positions in corn futures as prices fell primarily due to heavy fund-selling.


The Partnership recorded total trading results including interest income totaling $2,052,173 and expenses totaling $853,858, resulting in net income of $1,198,315 for the six months ended
June 30, 2006. The Partnership?s net asset value per Unit increased from $1,672.98 at December 31, 2005 to $1,757.06 at June 30, 2006.

       The most significant trading gains of approximately 9.5%
were recorded from long futures positions in base and precious metals. Copper, aluminum, zinc, and nickel prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 2.8% were experienced in global interest rate futures markets, primarily during March and April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within European markets, rising equity prices and strong economic growth pushed German fixed-income futures prices lower. Similarly, U.S. fixed-income futures declined following the release of stronger-than-expected economic data. Additional gains were recorded from short positions in Japanese interest rate futures as prices declined amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, gains were experienced from short positions in Australian fixed-income futures as prices also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. A portion of these gains was offset by losses of approximately 3.5% in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government
       authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Within the global stock index futures markets, losses of approximately 1.8% were incurred in global equity indices from long positions in U.S., European, and Hong Kong stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short futures positions in U.S. and Pacific Rim stock indices as prices reversed higher. These markets finished stronger for the month, rallying on hopes of a pause in the U.S. interest rate hikes. Additional losses of approximately 0.7% were incurred in the currency markets from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in
       interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that several major foreign central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the euro, Australian dollar, and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the euro and Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s seventeenth consecutive rate hike on June 29. Additionally, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan will not raise interest rates in the near-term, thus continuing Japan?s ?zero-interest-rate policy?. Smaller losses of approximately 0.5% were incurred in the agricultural markets during May from
       short positions in corn futures as prices settled higher on news of strong demand and bullish export data.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(162,176) and expenses totaling $623,660, resulting in a net loss of $785,836 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,830.52 at March 31, 2005 to $1,783.84 at June
30, 2005.

The most significant trading losses of approximately 7.0% were recorded within the energy markets during April from long positions in crude oil as prices reversed sharply lower after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. In the agricultural markets, losses of approximately 2.7% were recorded from both
       long and short positions in corn as prices moved without consistent direction throughout the quarter due to conflicting news regarding supply and demand. Elsewhere in the agricultural complex, losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Further losses were experienced during June from short positions in cotton as prices finished higher. Smaller losses of approximately 1.3% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved in a choppy manner amid conflicting news regarding supply and demand. Further losses were experienced from both long and short positions in gold futures due to significant volatility in prices resulted in trendless markets. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.6% in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices trended higher early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses.
       Prices then continued to strengthen after European Central
Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union Constitution. Finally in June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 2.0% were recorded during May and June from short positions in the Swedish krona, euro, Swiss franc, and Japanese yen as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union Constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 2.0% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro.

The Partnership recorded total trading results including interest income totaling $(4,675,338) and expenses totaling $1,314,116, resulting in a net loss of $5,989,454 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $2,142.78 at December 31, 2004 to $1,783.84 at June 30, 2005.

The most significant trading losses of approximately 13.6% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved
       in a trendless range amid speculation that China would re-
value its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 4.4% were incurred within the energy markets during January from short positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. Then in April, long positions in crude oil resulted in additional losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. Within the agricultural complex, losses of approximately 2.7% were recorded from both long and short positions in corn during March, April, May, and June as prices moved without consistent
       direction throughout most of the year due to conflicting news regarding supply and demand. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses of approximately 1.1% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Further losses were experienced during April and June from both long and short positions in gold futures due to significant volatility in prices. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 3.8% recorded in the global interest rate futures markets. During January, gains were recorded from long positions in Japanese and European bond futures as prices continued to trend higher due to conflicting economic data out of Japan and the European Union and uncertainty in the equity markets. Further gains were experienced during April from long positions in Japanese interest rate futures as prices increased due to uncertainty regarding the direction of the Japanese economy and geopolitical concerns over an intensifying rift between China and Japan. Also in April, gains were recorded from long positions in European bond futures as
       prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union Constitution. Finally in June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 1.8% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $22 million and $28 million, respectively.

Primary Market            June 30, 2006	 	    June 30, 2005
Risk Category	  	   	 Value at Risk	         Value at Risk

Interest Rate                 (0.61)%	(1.85)%
Currency                      (0.30)	                 (1.27)
Equity                        	   -       	(0.66)
Commodity                     (0.50)	(0.40)
Aggregate Value at Risk       (0.80)%       	(1.79)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.76)%	(0.61)%	(1.10)%

Currency	(1.15)	(0.30)	(0.61)

Equity	(2.91)	  -	(1.12)

Commodity	(1.17)	(0.50)	(0.75)

Aggregate Value at Risk	(3.08)%	(0.80)%	(1.98)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at June 30, 2005, and for the four quarter-
end reporting periods from July 1, 2005 through June 30, 2006.
VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At June 30, 2006, the second largest market exposure of the Partnership was to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to the euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the cotton, coffee, corn, cocoa, wheat, sugar, soybeans, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.


Energy. At June 30, 2006, the Partnership?s third largest market exposure was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas and crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 At June 30, 2006, the Partnership had market exposure
in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum and zinc, and precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in Australian dollars, euros, British pounds, Japanese yen, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
       Demeter monitors and controls the risk of the
Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-
15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.


Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

       Effective July 20, 2006, Dean Witter Diversified Futures
Fund III L.P. was renamed to Morgan Stanley Diversified Futures
Fund III L.P.



Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  Morgan Stanley Diversified Futures Fund III L.P.
                  (Registrant)

                  By:    Demeter Management Corporation
                         (General Partner)

August 14, 2006   By: /s/Kevin Perry
                         Kevin Perry
                         Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.