Form 10-Q
period 2007-03-31
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2007-05-15
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2007
 		(Unaudited) and December 31, 2006............................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)..........................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2007 and 2006 (Unaudited) ..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)..........................5

		Notes to Financial Statements (Unaudited).................6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................22-35

Item 4.	Controls and Procedures...............................35-36

Item 4T.	Controls and Procedures..................................36


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................37

Item 6.	Exhibits.................................................37



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                  2007      	    2006
	 $	   $
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	16,624,252	18,791,362
	Restricted cash	    1,192,013	         896,186

	     Total cash	   17,816,265	    19,687,548

	Net unrealized gain on open contracts (MS&Co.)	    919,985	   61,824
	Net unrealized gain (loss) on open contracts (MSIL)	      (168,443)	           48,152

          Total net unrealized gain on open contracts	       751,542	        109,976

	Net option premiums	        (47,184)                               ?

	Total Trading Equity	18,520,623	19,797,524

Interest receivable (Morgan Stanley DW)	         61,660 	            66,524

	Total Assets	   18,582,283	    19,864,048
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	494,117	200,481
Administrative expenses payable	91,414	     88,668
Accrued management fees 	22,879	       24,889
Accrued incentive fee	              -      	        37,221

	Total Liabilities	       608,410	     351,259

Partners? Capital

Limited Partners (10,462.242 and
    10,992.085 Units, respectively)	17,769,773	19,301,779
General Partner (120.167 Units)	       204,100	       211,010

	Total Partners? Capital	   17,973,873	    19,512,789

	Total Liabilities and Partners? Capital	   18,582,283	    19,864,048

NET ASSET VALUE PER UNIT                                   	       1,698.47	        1,755.97

	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		           2007    	      2006
		       	     $		        $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   189,492			     195,406

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		238,819	266,194
	Management fees 	    	  70,603	   133,998
	Administrative expenses		29,000	 27,000
	Transaction fees and costs		           7,396	        16,126

		    Total Expenses		     345,818	   443,318

NET INVESTMENT LOSS	    (156,326)	   (247,912)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,117,281)	1,789,196
	Net change in unrealized		      641,566	     (751,246)

		    Total Trading Results		      (475,715)	   1,037,950

NET INCOME (LOSS) 	      (632,041)	      790,038

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		(625,131)	       781,113
  	General Partner      	                                             	(6,910)	           8,925

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		      (57.50)	  60.23
	General Partner                                                   		             (57.50)	  60.23









The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2007 and 2006
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners? Capital,
December 31, 2005	13,647.953	    22,584,804	247,880	22,832,684

Net Income 	                                                   ?         	781,113	8,925	790,038

Redemptions	      (749.233)	 (1,266,485)	        ?        	    (1,266,485)

Partners? Capital,
March 31, 2006	  12,898.720	    22,099,432	    256,805	  22,356,237






Partners? Capital,
December 31, 2006	  11,112.252	    19,301,779	    211,010	 19,512,789

Net Loss 	                                                   ?         	(625,131)	(6,910)	           (632,041)

Redemptions	      (529.843)	   (906,875)	        ?        	          (906,875)

Partners? Capital,
March 31, 2007	  10,582.409	    17,769,773	    204,100	  17,973,873













	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	       2007     	      2006
	     $	     $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(632,041)	790,038
Noncash item included in net income (loss):
	Net change in unrealized	(641,566)	751,246

(Increase) decrease in operating assets:
	Restricted cash	(295,827)	(903,946)
	Net premium options	47,184	-
	Interest receivable (Morgan Stanley DW)	                                           4,864	 (6,304)

Increase (decrease) in operating liabilities:
	Administrative expenses payable	2,746	6,734
	Accrued management fees 	(2,010)	         (20,651)
	Accrued incentive fee	        (37,221)	             ?


Net cash provided by (used for) operating activities	   (1,553,871)	        617,117


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	     (613,239)	   (1,354,978)

Net cash used for financing activities	      (613,239)	   (1,354,978)

Net decrease in unrestricted cash	(2,167,110)	(737,861)

Unrestricted cash at beginning of period	   18,791,362	  19,688,933

Unrestricted cash at end of period	   16,624,252	  18,951,072








	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Diversified Futures Fund III L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Diversified Futures Fund III L.P. is a Delaware limited partnership organized in 1990 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (?Hyman Beck? or the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures and forward trading accounts to meet margin requirements as needed. Monthly, MS&Co. (Morgan Stanley DW, prior to April 1, 2007) pays the Partnership interest income on 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


commissions to MS&Co. (Morgan Stanley DW, prior to April 1, 2007).

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.



The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     Net Unrealized Gains
	  on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $              $           $

Mar. 31, 2007 	403,764	347,778	751,542	Mar. 2008	Mar. 2008
Dec. 31, 2006	  93,389	16,587	109,976	Sep. 2007	Mar. 2007



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $18,220,029 and $19,780,937 at March 31, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts to perform. The

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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

       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(286,223) and expenses totaling $345,818, resulting in a net loss of $632,041 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $1,755.97 at December 31, 2006, to $1,698.47 at March 31,
2007.

The most significant trading losses of approximately 1.7% were experienced in the currency sector primarily during late February and early March from short positions in the Japanese yen relative to the U.S. dollar, euro, and British pound as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Furthermore, investor speculation that con-sistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation also pushed the value of the Japanese yen higher. Additional losses were incurred during later February and early March from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved higher on news that Switzerland?s economy had accelerated faster than expected in February for the second straight month. Elsewhere in
       the currency sector, losses were incurred during March from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar declined after the Reserve Bank of New Zealand indicated that interest rates could remain steady in the near-term. Additional losses of approximately 1.1% were incurred in the global interest rate sector, primarily during February from short positions in U.S fixed-income futures as prices reversed sharply higher due to a worldwide flight to quality after a sell-off in the global equity markets that began on February 27 with comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Within the metals sector, losses of approximately 0.7% were incurred primarily in February and March from short positions in copper futures as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future and news of stronger than expected Chinese industrial data. Additional losses were recorded in the metals markets from short positions in gold futures as prices increased amid uncertainty regarding the future direction of the U.S. dollar. Further losses of approximately 0.4% were experienced within the global stock index sector during February and March from long positions in U.S. and French equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Smaller losses of approximately 0.1% were experienced within the energy markets primarily in January and February from short positions in natural gas futures as prices reversed higher amid colder weather in U.S Northeast and news from the U.S. Department of Energy that supplies were weaker than expected. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% in the agricultural sector primarily during March from long positions in cocoa futures as prices moved higher after dry weather in the Ivory Coast increased speculation that this year?s crop might be smaller than expected, as well as increased political tensions in that country. Lastly, gains were experienced from short futures positions in sugar as prices moved lower during January due to speculative selling, while prices fell during March amid increased production from Brazil, Thailand, and India.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $1,233,356 and expenses totaling $443,318, resulting in net income of $790,038 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $1,672.98 at December 31, 2005, to $1,733.21 at March 31,
2006.

The most significant trading gains of approximately 4.9% were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index
       futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 2.3% were experienced in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 0.7% were recorded, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. A portion of these gains for quarter was offset by losses of approximately 2.5% in the currency markets from long U.S. dollar positions versus the Japanese yen, Swiss franc, and the Australian dollar as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end.
Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar
       reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen, euro, and the Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. Smaller losses were incurred during March from long U.S. dollar positions relative to the Swiss franc as the value of the franc reversed higher in tandem with European currencies after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 1.7% were experienced in the energy markets during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Smaller losses of approximately 0.2% were recorded in the agricultural markets, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. Elsewhere in the agricultural sector, losses were experienced from both long and short positions in cotton and cocoa as prices moved without consistent direction throughout a majority of the quarter amid conflicting news regarding supply and demand.


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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of
       ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical
       simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $18 million and $22 million, respectively.

Primary Market           March 31, 2007	 	   March 31, 2006
Risk Category	  	   	 Value at Risk	         Value at Risk

Currency                      (1.23)	%                (0.49)%
Interest Rate                 (1.17)  	(1.76)
Equity                        (0.40)       	(1.08)
Commodity                     (0.78)	(0.72)
Aggregate Value at Risk       (1.59)%     	(2.50)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007, is zero as there were no open positions in the Partnership during the period September 15, 2006, through November 30, 2006, due to the termination of trading advisor, VK Capital Inc.

Primary Market Risk Category        High      Low      Average
Currency	(1.23)%	   -	(0.61)%

Interest Rate	(1.17)	   -	(0.58)

Equity	(0.65)	   -	(0.26)

Commodity	(0.78)	   -	(0.43)

Aggregate Value at Risk	(1.59)%	   -	(0.90)%




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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to
       differ materially from the objectives of such strategies.
Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At March 31, 2007, the largest market exposure of the Partnership was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to the Australian dollar, Japanese yen, British pound, and South African rand currency crosses, as well as to outright U.S. dollar positions.
       Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. This Exposure was primarily spread across European, Japanese, U.S., Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2007, the Partnership?s primary exposures were to the FTSE 100 (U.K.), NIKKEI 225 (Japan), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity:
		Metals.	  The third largest market exposure of the Partnership
at March 31, 2007, was to the metals sector.  The
Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and base metals, such as copper and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

	Soft Commodities and Agriculturals. At March 31, 2007, the Partnership had market exposure in the markets that comprise
       these sectors.  Most of the exposure was to the
cotton, coffee, cocoa, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2007, the Partnership had market exposure in the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, Japanese yen, Australian dollars, British pound, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.


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




                  Morgan Stanley Diversified Futures Fund III L.P.
                  (Registrant)

                  By:    Demeter Management Corporation
                         (General Partner)

May 15, 2007      By: /s/Lee Horwitz
                         Lee Horwitz
                         Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.