Form 10-Q
period 2007-06-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2007-08-13
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to__________________


Commission File Number 0-19116

  MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.

(Exact name of registrant as specified in its charter)

		Delaware						      13-3577501
(State or other jurisdiction of		   		   (I.R.S. Employer
incorporation or organization)			        Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY 								    10036
(Address of principal executive offices)	  	       (Zip Code)

Registrant?s telephone number, including area code     (212) 296-1999

330 Madison Avenue, 8th Floor, New York, NY 10017



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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
 		(Unaudited) and December 31, 2006............................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited).....................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2007 and 2006 (Unaudited) .........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)...........................5

		Notes to Financial Statements (Unaudited).................6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........13-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................28-41

Item 4.	Controls and Procedures..................................41

Item 4T.	Controls and Procedures..................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................42

Item 6.	Exhibits.................................................42



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
          2007      	    2006
	 $	   $
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	17,836,825	18,791,362
	Restricted cash	        879,682	         896,186

	     Total cash	   18,716,507	    19,687,548

	Net unrealized gain on open contracts (MS&Co.)	678,568    	   61,824
	Net unrealized gain (loss) on open contracts (MSIL)	      (183,488)	           48,152

          Total net unrealized gain on open contracts	       495,080	        109,976

	Net option premiums	             196,192	                                 ?

	Total Trading Equity	   19,407,779	19,797,524

Interest receivable (MS&Co.)	58,833 	            66,524
Due from MS&Co.					                   46,218	                       ?

	Total Assets	  19,512,830	    19,864,048
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	201,843	200,481
Accrued incentive fees	       190,517	        37,221
Administrative expenses payable	89,183	     88,668
Accrued management fees 	         23,612	       24,889

	Total Liabilities	       505,155	     351,259

Partners? Capital

Limited Partners (10,078.483 and
   10,992.085 Units, respectively)	18,783,714	19,301,779
General Partner (120.167 Units)	       223,961	       211,010

	Total Partners? Capital	   19,007,675	    19,512,789

	Total Liabilities and Partners? Capital	   19,512,830	    19,864,048

NET ASSET VALUE PER UNIT                                   	       1,863.74	        1,755.97

	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


          For the Three  Months                       For the Six Months
             Ended June 30,                               Ended June 30,


                        2007   	                 2006    	       2007   	    2006
                         $                                       $		           $	        $
INVESTMENT INCOME
	Interest income (MS&Co.)	    181,182		   213,232	    370,674		           408,638


EXPENSES
	Brokerage commissions (MS&Co.)	322,401	248,285	561,220		514,479
	Incentive fees	190,517	?      	190,517		?
	Management fees 	69,402	119,497      	140,005	    	253,495
	Administrative expenses	        25,000	     27,000	       54,000	    	      54,000
	Transaction fees and costs	          8,348	      15,758	       15,744		      31,884

		   Total Expenses 	      615,668	   410,540	     961,486		    853,858

NET INVESTMENT LOSS 	    (434,486)	   (197,308)	   (590,812)		   (445,220)

TRADING RESULTS
Trading profit (loss):
	Realized	2,425,182	246,726 	1,307,901		2,035,922
	Net change in unrealized	     (256,462)	    358,859	     385,104	 	   (392,387)

	           Total Trading Results	    2,168,720	    605,585	   1,693,005		   1,643,535

NET INCOME 	   1,734,234	    408,277	   1,102,193	   1,198,315


NET INCOME ALLOCATION

	Limited Partners	1,714,373	               401,750           1,089,242	  	1,182,863
	General Partner 	19,861	                   6,527	12,951	 15,452


NET INCOME PER UNIT

	Limited Partners 	165.27	23.85	107.77    	  84.08
	General Partner 	165.27	23.85	107.77	    	  84.08






The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2007 and 2006
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners? Capital,
December 31, 2005	13,647.953	    22,584,804	247,880	22,832,684

Net Income	                                               ?         	1,182,863	15,452	1,198,315

Redemptions	    (1,385.334)	   (2,457,205)	    (27,592)	  (2,484,797)

Partners? Capital,
June 30, 2006	 12,262.619	    21,310,462	    235,740	  21,546,202





Partners? Capital,
December 31, 2006	  11,112.252	    19,301,779	    211,010	 19,512,789

Net Income	                                               ?         	1,089,242	12,951	1,102,193

Redemptions	     (913.602)	   (1,607,307)	                ?      	        (1,607,307)

Partners? Capital,
June 30, 2007	 10,198.650	    18,783,714	    223,961	  19,007,675















	The accompanying notes are an integral part of these financial statements.


        <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	       2007     	      2006
	     $	     $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	1,102,193	1,198,315
Noncash item included in net income:
	Net change in unrealized	(385,104)	392,387

(Increase) decrease in operating assets:
	Restricted cash	16,504	464,413
	Net option premium 	                             (196,192)              	?
	Interest receivable (MS&Co.)	7,691	(4,024)
	Due from MS&Co.	                                                        (46,218)                          ?

Increase (decrease) in operating liabilities:
	Accrued incentive fee                                                                         153,296	  	           ?
	Administrative expenses payable	515	(22,428)
	Accrued management fees	       (1,277)	       (22,421)

Net cash provided by operating activities	     651,408	     2,006,242


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (1,605,945)	   (2,814,707)

Net cash used for financing activities	   (1,605,945)	   (2,814,707)

Net decrease in unrestricted cash	(954,537)	(808,465)

Unrestricted cash at beginning of period	   18,791,362	  19,688,933

Unrestricted cash at end of period	   17,836,825	  18,880,468








	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Diversified Futures Fund III L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated
(?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co.

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains
	  on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $              $           $

Jun. 30, 2007	459,372	35,708	495,080	Jun. 2008	Jun. 2008
Dec. 31, 2006	  93,389	16,587	109,976	Sep. 2007	Mar. 2007


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,175,879 and $19,780,937 at June 30,

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.




       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

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







       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $2,349,902 and expenses totaling $615,668, resulting in net income of $1,734,234 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $1,698.47 at March 31, 2007, to $1,863.74 at June
30, 2007.

The most significant trading gains of approximately 6.5% were experienced in the global interest rate sector, primarily during May and June, from short positions in European fixed-income futures as prices fell sharply lower due to a report that showed real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007. In addition, prices were pressured lower after reports showed German investor confidence rose during May and Italian retail sales were stronger than expected during April. Finally, European fixed-income futures prices plunged towards the end of May after news that Germany's unemployment rate held at a six-year low, while French unemployment dropped to the lowest level in 24 years. Meanwhile, gains were also recorded from short positions in Canadian and Australian interest rate futures during May as prices declined amid strength in regional equity markets and consistently strong economic data out of Canada and Australia. Additional gains were recorded from short positions in U.S. fixed-income futures throughout the quarter as prices moved lower after the Philadelphia Federal Reserve's index of regional manufacturing
       increased more than expected in April and the Federal
Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy. Additional gains of approximately 3.1% were experienced in the currency sector throughout the quarter primarily from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen weakened against its major rivals amid expectations that strengthening global equity markets might give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan, thereby continuing the carry-trade. Additionally, the value of the Japanese yen moved lower after news that the Tankan survey was weaker than expected, leading investors to believe that the Bank of Japan would not raise interest rates. Further gains were recorded from long positions in the Australian dollar, British pound, euro, and New Zealand dollar versus the U.S. dollar as strong economic data out of Australia, the United Kingdom, European Union, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation, thus pushing the value of those currencies higher relative to the U.S. dollar. Lastly, gains were recorded from long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar strengthened in tandem with rising commodities prices and speculation that the Bank of Canada might continue raising interest rates. Within the global stock index sector, gains of approximately 1.3% were recorded primarily during April
       and May from long positions in European and U.S. equity index futures as prices rose due to the aforementioned strong economic data in the Euro-Zone and the United States, as well as consistently strong corporate earnings amid increased global merger and acquisition activity. Smaller gains of approximately 0.3% were recorded in the agricultural markets, primarily during April, from short positions in cotton futures as prices dropped to a five-month low after U.S. exporters reported a decrease in Chinese demand. Additional gains were recorded during April from short positions in sugar futures as prices moved lower after India, the world?s second-biggest producer of sugar, produced a record output of the commodity. Elsewhere, long positions in cocoa futures resulted in gains during June as prices increased amid concerns that there might be a world production deficit due to dry weather in Western Africa. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.7% recorded within the metals sector during April from short positions in copper and zinc futures as prices rose on speculation that strengthening global equity markets would spur an increase in global demand for base metals. During May, long positions in gold futures resulted in further losses as prices declined due to speculation selling. Additional losses were recorded from long positions in aluminum futures during May and June as prices decreased after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus.

The Partnership recorded total trading results including interest income totaling $2,063,679 and expenses totaling $961,486 resulting in net income of $1,102,193 for the six months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $1,755.97 at December 31, 2006, to $1,863.74 at June 30, 2007.

The most significant trading gains of approximately 5.3% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom. Elsewhere, additional gains were recorded from short positions in Australian and Canadian fixed-income futures as prices declined amid strength in regional equity markets and consistently strong economic data out of Australia and Canada. Additional gains of approximately 1.3% were recorded in the currency markets during April, May, and June from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen weakened against most of its major rivals amid expectations that strengthening global equity markets might give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan, thereby continuing the carry-trade. Elsewhere, gains were recorded from long positions in the Canadian dollar versus the U.S. dollar during May and June as the value of the Canadian
       dollar strengthened in tandem with rising commodities prices and speculation that the Bank of Canada might raise interest rates. Additional gains of approximately 0.9% were experienced in the global stock index sector from long positions in European equity index futures as prices increased during April due to the aforementioned strong economic data in the Euro-Zone, as well as consistently strong corporate earnings amid increased global merger and acquisition activity. Additional gains of approximately 0.8% were experienced in the agricultural markets during March, April, and June from long positions in cocoa futures after political unrest in the Ivory Coast, the world?s biggest cocoa grower, raised concerns that fighting might resume in the country and cut production. Meanwhile, gains were recorded from short positions in sugar futures as prices decreased after India, the world?s second-biggest producer of sugar, produced a record output of the commodity. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 2.4% recorded in the metals markets throughout a majority of the year from positions in copper, aluminum, and zinc futures. During February, March, and April, short positions in copper futures experienced losses as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund?s strong global growth forecasts bolstered sentiment that global demand for base metals might increase in 2007. Further losses were recorded from long positions in aluminum futures during May and June as prices
       decreased after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Lastly, short and long positions in zinc futures incurred losses during the second quarter as prices moved without consistent direction due to conflicting data regarding supply and demand.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $818,817 and expenses totaling $410,540, resulting in net income of $408,277 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit increased from $1,733.21 at March 31, 2006, to $1,757.06 at June
30, 2006.

The most significant trading gains of approximately 7.0% were recorded in the metals markets from long futures positions in copper, nickel, zinc, and aluminum, as prices increased sharply during April and May to record highs amid strong global industrial demand from the U.S., China, and India. Within the precious metals markets, gold and silver prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply. Additional gains of approximately 2.1% were experienced in global interest rate futures markets, primarily during April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within European markets, rising equity prices and strong economic data pushed German fixed-income futures prices lower. Similarly, U.S. interest rates climbed higher following the release of stronger than expected economic data. Japanese interest rate futures also dropped amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, Australian interest rates also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. Within the currency markets, gains of approximately 1.8% were recorded during April from short positions in the U.S. dollar as the value of the U.S. dollar declined against many of its major rivals, notably the euro, Japanese yen, Singapore dollar, Swedish krona, and Swiss franc, amid news that foreign central banks would diversify their currency reserves away from the U.S. dollar. During May, long positions in the euro versus the U.S. dollar experienced gains as the value of the euro continued to strengthen against the U.S. dollar after Dutch Finance Minister Gerritt Zalm said that the European Central Bank would not intervene to halt the appreciation of the euro. A portion of these gains for the quarter was offset by losses of approximately 6.5% in global equity indices during May from long positions in U.S., European, and Pacific Rim (Australian, Hong Kong, and Japanese) stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred towards the end of June from newly established short futures positions in
       U.S. and Pacific Rim stock indices as prices reversed higher on hopes of a pause in the U.S. interest rate hikes. Additional losses of approximately 1.8% were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. Further losses in the energy sector were recorded during June from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Smaller losses of approximately 0.3% were incurred in the agricultural markets during May from short positions in live cattle futures as prices reversed higher after news that South Korea would resume U.S. beef imports. Additional losses were recorded during May and June from long positions in corn futures as prices fell primarily due to heavy fund-selling.


The Partnership recorded total trading results including interest income totaling $2,052,173 and expenses totaling $853,858, resulting in net income of $1,198,315 for the six months ended
June 30, 2006. The Partnership?s net asset value per Unit increased from $1,672.98 at December 31, 2005, to $1,757.06 at June 30, 2006.

       The most significant trading gains of approximately 9.5%
were recorded from long futures positions in base and precious metals. Copper, aluminum, zinc, and nickel prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 2.8% were experienced in global interest rate futures markets, primarily during March and April, from short positions in German, U.S., Japanese, and Australian fixed-income futures. Within European markets, rising equity prices and strong economic growth pushed German fixed-income futures prices lower. Similarly, U.S. fixed-income futures declined following the release of stronger than expected economic data. Additional gains were recorded from short positions in Japanese interest rate futures as prices declined amid growing speculation that the Bank of Japan would end its ?ultra-easy? monetary policy and begin to increase interest rates. Finally, gains were experienced from short positions in Australian fixed-income futures as prices also declined, due in part to optimism that the Australian economy, which is heavily dependent on the sale of natural resources, would continue to benefit from rising commodity prices. A portion of these gains was offset by losses of approximately 3.5% in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on
       prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Within the global stock index futures markets, losses of approximately 1.8% were incurred in global equity indices from long positions in U.S., European, and Hong Kong stock index futures as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short futures positions in U.S. and Pacific Rim stock indices as prices reversed higher. These markets finished stronger for the month, rallying on hopes of a pause in the U.S. interest rate hikes. Additional losses of approximately 0.7% were incurred in the currency markets from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its
       rivals was speculation that several major foreign central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the euro, Australian dollar, and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the euro and Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s seventeenth consecutive rate hike on June 29. Additionally, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan would not raise interest rates in the near-term, thus continuing Japan?s ?zero-interest-rate policy?. Smaller losses of approximately 0.5% were incurred in the agricultural markets during May from short positions in corn futures as prices settled higher on news of strong demand and bullish export data.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $19 million and $22 million, respectively.

Primary Market            June 30, 2007	 	    June 30, 2006
Risk Category	  	   	 Value at Risk	         Value at Risk

Interest Rate                 (0.89)%  	(0.61)%
Currency                      (0.77)   	           (0.30)
Equity                        (0.62)	                   -
Commodity                     (0.37)	(0.50)
Aggregate Value at Risk       (1.37)%     	(0.80)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
       Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007, is zero as there were no open positions in the Partnership during the period from September 15, 2006, through November 30, 2006, due to the termination of trading manager VK Capital Inc.


Primary Market Risk Category        High      Low      Average
Interest Rate	(1.17)%	  - 	(0.65)%

Currency	(1.23)	  - 	(0.72)

Equity	(0.65)	  -	(0.42)

Commodity	(0.78)	  -	(0.39)

Aggregate Value at Risk	(1.59)%	  - 	(1.04)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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


The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. This exposure was primarily spread across European, U.S., Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range
       from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.   The second largest market exposure of the Partnership
at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to the euro, Australian dollars, Japanese yen, British pound, Norwegian krone, Swedish krona, and Swiss francs currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2007, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), NIKKEI 225 (Japan), CAC 40 (France), S&P 500 (U.S.), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity:
Soft Commodities and Agriculturals. At June 30, 2007, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  At June 30, 2007, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and precious metals such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At June 30, 2007, the Partnership had market exposure in the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, British pounds, Japanese yen, Australian dollars, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading
       Advisor daily. In addition, the Trading Advisor
establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.


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




                  Morgan Stanley Diversified Futures Fund III L.P.
                  (Registrant)

                  By:    Demeter Management Corporation
                         (General Partner)

August 14, 2007   By: /s/Lee Horwitz
                         Lee Horwitz
                         Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.