Form 10-Q
period 2007-09-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2007-11-14
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
 		(Unaudited) and December 31, 2006............................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)................3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited) ...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)......................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006............................6

		Notes to Financial Statements (Unaudited).................7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........15-30

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................30-43

Item 4.	Controls and Procedures..................................43

Item 4T.	Controls and Procedures..................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................44

Item 6.	Exhibits.................................................44



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                        2007      	    2006
	 $	   $
	 (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	15,241,245	18,791,362
	Restricted cash	       512,766	         896,186

	     Total cash	   15,754,011	    19,687,548

	Net unrealized gain on open contracts (MS&Co.)	88,101    	   61,824
	Net unrealized gain on open contracts (MSIP)	         65,137	           48,152

          Total net unrealized gain on open contracts	       153,238	        109,976

	Net option premiums	        (36,335)     	                            ?

	Total Trading Equity	15,870,914   	19,797,524

Interest receivable (MS&Co.)	          42,742	            66,524

	Total Assets	   15,913,656	    19,864,048
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	152,323	200,481
Administrative expenses payable	62,719	     88,668
Accrued management fees 	19,897	       24,889
Accrued incentive fee	                             ?          	        37,221

	Total Liabilities	      234,939	     351,259

Partners? Capital

Limited Partners (9,709.528 and
   10,992.085 Units, respectively)	15,487,046	19,301,779
General Partner (120.167 Units)	       191,671	       211,010

	Total Partners? Capital	   15,678,717	    19,512,789

	Total Liabilities and Partners? Capital	   15,913,656	    19,864,048

NET ASSET VALUE PER UNIT                                   	       1,595.04	        1,755.97

	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                             For the Three Months	                      For the Nine Months
                           Ended September 30,                    Ended September 30,

                          2007   	                 2006    	       2007   	    2006
                            $                          $	           $	 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	    154,351		   215,984	    525,025		           624,622


EXPENSES
	Brokerage commissions (MS&Co.)	249,880	225,577	811,100		740,056
	Management fees 	65,560	 86,289      	205,565	    	339,784
	Administrative expenses	27,000       	     33,000	       81,000	    	      87,000
	Transaction fees and costs	4,655	      13,603	20,399		      45,487
	Incentive fee     	                 -                            -          	     190,517	                      -

		   Total Expenses 	      347,095	     358,469	  1,308,581		  1,212,327

NET INVESTMENT LOSS 	    (192,744)	   (142,485)	   (783,556)		    (587,705)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,189,335)	1,230,065 	(881,434)		3,265,987
	Net change in unrealized	   (341,842)	 (1,498,753)	     43,262		 (1,891,140)

	           Total Trading Results	  (2,531,177)	    (268,688)	   (838,172)		   1,374,847

NET INCOME (LOSS) 	  (2,723,921)	   (411,173)	 (1,621,728)	      787,142


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,691,631)	              (406,817)        	(1,602,389)	  	776,046
	General Partner	 (32,290)                 (4,356)	(19,339)	 11,096


NET INCOME (LOSS) PER UNIT

	Limited Partners 	(268.70)	(32.47)	(160.93)    	  51.61
	General Partner 	(268.70)	(32.47)	(160.93)    	  51.61



                   Units                    Units                   Units       	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING         10,011.367          11,945.102          10,434.818    	      12,581.219       		 	(0.19)



The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2007 and 2006
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners? Capital,
December 31, 2005	13,647.953	    22,584,804	247,880	22,832,684

Net Income                                                                  ?		  776,046	11,096  	787,142

Redemptions	                                                     (2,009.491)	        (3,520,608)	      (27,592)	       (3,548,200)

Partners? Capital,
September 30, 2006	  11,638.462	 19,840,242	    231,384	  20,071,626




Partners? Capital,
December 31, 2006	  11,112.252	    19,301,779	    211,010	 19,512,789

Net Loss                                     -	     (1,602,389)	(19,339) 	(1,621,728)

Redemptions                                 (1,282.557)        (2,212,344)	      -             (2,212,344)

Partners? Capital,
September 30, 2007	   9,829.695	 15,487,046	    191,671	  15,678,717











	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	       2007     	      2006
	     $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(1,621,728)	787,142
Noncash item included in net income (loss):
	Net change in unrealized	(43,262)	1,891,140

(Increase) decrease in operating assets:
	Restricted cash	383,420	1,172,177
	Net option premiums	36,335	?
	Interest receivable (MS&Co.)	23,782	(12,035)

Decrease in operating liabilities:
	Administrative expenses payable	(25,949)	(22,678)
	Accrued management fees	          (4,992)	         (41,884)
	Accrued incentive fee	         (37,221)	              ?


Net cash provided by (used for) operating activities	   (1,289,615)	     3,773,862


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,260,502)	   (3,770,632)

Net cash used for financing activities	   (2,260,502)	   (3,770,632)

Net increase (decrease) in unrestricted cash	(3,550,117)	3,230

Unrestricted cash at beginning of period	   18,791,362	  19,688,933

Unrestricted cash at end of period	   15,241,245	  19,692,163








	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$







September 30, 2007, Partnership Net Assets:  $15,678,717



Commodity
     (64,143)
       (0.41)
    121,989
       0.78
   57,846
Equity
          ?
          ?
       (4,026)
      (0.03)
    (4,026)
Foreign currency
      66,379
        0.42
    231,640
       1.48
 298,019
Interest rate
     (84,307)
       (0.54)
        2,063
       0.01
 (82,244)






     Grand Total:
     (82,071)
       (0.53)
    351,666
       2.24
 269,595

     Unrealized Currency Loss





(116,357)

     Total Net Unrealized Gain per Statement of Financial Condition



 153,238



 109,976













December 31, 2006, Partnership Net Assets:  $19,512,789









Commodity
      51,227
        0.26
      57,507
       0.30
 108,734
Equity
    93,775
        0.48
          ?
          ?
   93,775
Foreign currency
      32,161
        0.16
     (15,574)
      (0.08)
   16,587
Interest rate
   (164,756)
       (0.84)
      55,457
       0.28
(109,299)






     Grand Total:
     12,407
        0.06
      97,390
       0.50
 109,797

     Unrealized Currency Gain





        179

     Total Net Unrealized Gain per Statement of Financial Condition





 109,976








The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets for the month at a rate equal to the average yield on the 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.

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



The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
	       on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $              $           $

Sep. 30, 2007	    (144,781)	298,019	153,238	Aug. 2008	Aug. 2008
Dec. 31, 2006	  93,389	16,587	109,976	Sep. 2007	Mar. 2007




       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $15,609,230 and $19,780,937 at September

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.




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

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(2,376,826) and expenses totaling $347,095, resulting in a net loss of $2,723,921 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,863.74 at June 30, 2007, to $1,595.04 at
September 30, 2007.

The most significant trading losses of approximately 7.1% were recorded in the global interest rate sector, primarily during July and August, from short positions in U.S., European, Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were incurred during September from newly established long positions in European interest rates futures as prices reversed lower after a rebound in global equities and the U.S. Federal Reserve's decision to cut benchmark interest rates. Additional losses of approximately 3.5% were incurred within the currency sector, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in
       Japan.  Elsewhere in the currency markets, short positions in the Canadian dollar versus the U.S. dollar resulted in losses as the value of the Canadian dollar increased relative to the U.S. dollar in July and September amid rising energy prices and data indicating a decrease in unemployment. Within the global stock index sector, losses of approximately 2.3% were experienced, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. During September, further losses were recorded from newly established short positions in U.S. and European stock index futures as prices moved higher after the U.S. Federal Reserve cut its benchmark lending rate by half a percentage point in order to prevent the aforementioned market decline and the continuing real estate slump from dragging down the economy. Additional losses of approximately 2.1% were incurred within the agricultural sector, primarily during August, from long futures positions in coffee as prices declined amid technically-based selling. Meanwhile, additional losses were experienced throughout the majority of the quarter from both long and short positions in cocoa futures as prices moved without consistent direction amid conflicting news regarding supply and
       demand.  Elsewhere, long positions in sugar futures
resulted in further losses as prices decreased during August on concern that increased supplies from India, the second-largest producer, could contribute to a global surplus. Smaller losses of approximately 0.3% were recorded in the metals markets, primarily during July, from long positions in gold futures as prices were pulled lower amid heavy speculative selling. Additional losses were incurred in September from long futures positions in copper and zinc as prices fell amid speculation that a slumping housing market and slowing U.S. economy would reduce demand for the base metals. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.1% in the energy sector, primarily during July and August, from short positions in natural gas futures as prices declined on signs that inventories were sufficient to meet demand.

The Partnership recorded total trading results including interest income totaling $(313,147) and expenses totaling $1,308,581, resulting in a net loss of $1,621,728 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,755.97 at December 31, 2006, to $1,595.04 at September 30, 2007.

The most significant trading losses of approximately 2.6% were recorded in the metals markets, primarily during March and April, from short positions in copper futures as prices increased after
       the release of stronger than expected Chinese industrial data and the International Monetary Fund's strong global growth forecasts bolstered sentiment that global demand for base metals would increase in 2007. Elsewhere in the metals sector, long positions in gold futures resulted in losses during March, May, and July as prices declined amid temporary strength in the value of the U.S. dollar and heavy speculative selling. Furthermore, losses were incurred from long futures positions in aluminum and zinc as prices fell in May, June, and July on worries regarding future Chinese demand and concern that economic growth would slow. Additional losses of approximately 2.2% were experienced within the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices reversed sharply higher after a massive sell-off in the global equity markets, which began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Further losses were recorded during July and August from short positions in U.S. interest rates futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Within the currency sector, losses of approximately 2.2% were incurred primarily during March, July, and August from short positions in the Japanese yen versus the euro and Australian dollar as the value of the Japanese yen corrected sharply higher against these currencies when traders reduced ?carry-trade?
       positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in Japan. Meanwhile, long positions in the Swiss franc and Swedish krona versus the U.S. dollar resulted in losses during January and May as the value of the U.S. dollar reversed higher against these currencies after stronger than expected U.S. economic data eased concerns of a slowdown in the economy of the United States. Furthermore, the value of the Swiss franc and Swedish krona moved higher amid data indicating accelerating inflation in Switzerland and Sweden. Additional losses of approximately 1.4% were experienced within the global stock index sector, primarily during the first and third quarters, from long positions in U.S., European, and Japanese equity index futures as prices fell sharply in February and March after former U.S. Federal Reserve Chairman Alan Greenspan indicated that the U.S. economy could be due for a recession. Additional losses were recorded in July and August as prices moved sharply lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 1.3% were incurred within the agricultural markets primarily during January and February from long positions in coffee futures as prices declined amid a rise in production from Vietnam and speculation that price increases imposed by large food companies
       during the last quarter of 2006 would potentially curb demand in the United States. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May as prices increased amid lower production and after a representative from the European Union announced plans for an increase in biodiesel usage to reduce the Euro-Zone?s dependence on foreign oil.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(52,704) and expenses totaling $358,469, resulting in a net loss of $411,173 for the three months ended
September 30, 2006. The Partnership?s net asset value per Unit decreased from $1,757.06 at June 30, 2006, to $1,724.59 at
September 30, 2006.

The most significant trading losses of approximately 2.2% were incurred within the currency markets from short and long U.S. dollar positions against the euro, Swiss franc, Swedish krona, Australian dollar, and Singapore dollar. Short positions in the U.S. dollar against the euro, Swiss franc, and Swedish krona incurred losses during early July as the U.S. dollar strengthened following narrower than expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Additional losses were recorded toward the end of July from newly established short positions in the Swiss franc
       and Swedish krona, as well as existing short positions in the Australian dollar, versus the U.S. dollar as the value of the U.S. dollar moved lower on fears of a slowing economy and weaker than expected U.S. Gross Domestic Product growth. Further losses in the currency markets were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, Australian dollar, and Singapore dollar as the U.S. dollar reversed higher at the end of August and into September after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Additional losses of approximately 0.4% were recorded in the agricultural complex from short positions in coffee futures as prices increased during August, hitting seven-year highs, on concerns of tight supplies and increased demand. Elsewhere in the agricultural complex, short positions in corn futures incurred losses as prices rose during July and August on reports of low inventories and high demand amid an increase in ethanol production. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.4% experienced in the global interest rate sector, primarily during August, from long positions in long-term Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures
       prices were supported higher by government reports
showing a slowdown in the U.S. economy and soft inflation data. Elsewhere in the global interest rate sector, short positions in short-term British fixed-income futures experienced gains as prices fell after an unexpected interest rate hike by the Bank of England.

The Partnership recorded total trading results including interest income totaling $1,999,469 and expenses totaling $1,212,327, resulting in net income of $787,142 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $1,672.98 at December 31, 2005, to $1,724.59 at September 30, 2006.

The most significant trading gains of approximately 9.5% were experienced from long futures positions in base and precious metals. Copper, aluminum, and nickel futures prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver futures prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 3.2% were recorded in the global interest rate sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. Rising equity prices and strong economic growth pressured European fixed-income futures prices lower, while U.S. fixed-income futures prices declined following the
       release of stronger than expected economic data.
Additional gains were recorded in the global interest rate sector during August from long positions in long-term Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices also increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were supported higher by government reports showing a slowdown in the U.S. economy and soft inflation data. A portion of these gains for the first nine months of the year was offset by losses of approximately 3.6% incurred in the energy futures markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Losses of
       approximately 2.9% were experienced within the currency sector from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower during January on expectations that the U.S. Federal Reserve?s interest rate tightening campaign would soon come to an end.
Also pressuring the value of the U.S. dollar lower was speculation that several major central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Australian dollar and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive interest rate hike. Meanwhile, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan would not raise interest rates in the near term, thus
       continuing Japan?s ?zero-interest-rate policy?.  Losses were also experienced during May and July from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened on solid housing and consumer-price data out of the United Kingdom. During July and September, losses were recorded from long and short positions in the U.S. dollar against the Australian dollar, Swiss franc, and euro as the value of the U.S. dollar fluctuated amid uncertainty regarding the future of the U.S. Federal Reserve?s interest rate policy. In the global stock index sector, losses of approximately 1.8% were recorded from long positions in U.S., European, and Hong Kong stock index futures as prices declined during May due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short positions in U.S. and Hong Kong stock index futures as prices reversed higher on hopes of a pause in the U.S. interest rate tightening campaign. Smaller losses of approximately 0.9% were incurred in the agricultural complex during May from short positions in corn futures as prices rose on news of strong demand and bullish export data. Additional losses were incurred as prices continued to increase during July and August on reports of low inventories and as demand remained high amid an increase in ethanol production. Elsewhere in the agricultural complex, losses were recorded, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. In addition, losses were recorded in August from short
       positions in coffee futures as prices increased on
concerns of tight supplies amid speculation of lower production and increased demand. Meanwhile, losses were experienced from both long and short positions in cocoa futures as prices moved without consistent direction throughout a majority of the year amid conflicting news regarding supply and demand.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-
       traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007 and 2006. The Partnership?s VaR at September 30, 2006, was zero for all market categories because its open positions had been offset. At September 30, 2007 and 2006, the Partnership?s total capitalization was approximately $16 million and $20 million, respectively.

Primary Market          September 30, 2007 	  September 30, 2006
Risk Category	  	   	 Value at Risk	         Value at Risk

Currency                      (0.89)%                   - %
Interest Rate                 (0.65)	                    -
Equity                        (0.09)                    -
Commodity                     (0.62)                    -
Aggregate Value at Risk       (1.43)%                   - %

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30,
2007.

Primary Market Risk Category        High      Low      Average
Currency	(1.23)%	(0.77)%	(0.95)%

Interest Rate	(1.17)	(0.54)	(0.81)

Equity	(0.65)	(0.09)	(0.44)

Commodity	(0.78)	(0.37)	(0.55)

Aggregate Value at Risk	(1.59)%	(1.19)%	(1.40)%




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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and
       minor currencies.  Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. This exposure was primarily spread across European, U.S., and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At September 30, 2007, the Partnership had market
exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2007, the Partnership?s primary exposure was to the CAC 40 (France) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.
Commodity:
		Metals.	  The second largest market exposure of the
Partnership at September 30, 2007, was to the metals sector.
The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum and zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

		Soft Commodities and Agriculturals. At September 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the
       coffee, soybean oil, and corn markets.  Supply and
demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

		Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas.
Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in British pounds, Australian dollars, Canadian dollars, Swiss francs, Japanese yen, euros, New Zealand dollars, Norwegian krone, Mexican pesos, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-
15(f) and 15d-15(f) of the Exchange Act) or in other factors
       that could significantly affect these controls
subsequent to the date of their evaluation.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.


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




                   Morgan Stanley Diversified Futures Fund III L.P.
                   (Registrant)

                   By:    Demeter Management Corporation
                          (General Partner)

November 14, 2007  By: /s/Lee Horwitz
                          Lee Horwitz
                          Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.