Form 10-Q
period 2008-03-31
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2008-05-15
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X







       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
 		(Unaudited) and December 31, 2007............................2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2008 and 2007 (Unaudited)...........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)..........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007............................6

		Notes to Financial Statements (Unaudited).................7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........17-25

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk...........................................26-38

Item 4.	Controls and Procedures...............................38-39

Item 4T.	Controls and Procedures..................................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................40

Item 5.	Other Information.....................................40-41

Item 6.	Exhibits.................................................42



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                            2008      	    2007
	 $	   $
	 (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	14,871,404	12,738,549
	Restricted cash	     1,098,989	       1,206,610

	     Total cash	   15,970,393	    13,945,159

	Net unrealized gain on open contracts (MS&Co.)	95,337    	   115,371
	Net unrealized gain (loss) on open contracts (MSIP)	       (380,605)	               3,696

          Total net unrealized gain (loss) on open contracts	       (285,268)	         119,067

	Options purchased (proceeds paid $560,986
       and $912,005, respectively)	        959,695                             712,956

	Total Trading Equity	16,644,820   	14,777,182

Interest receivable (MS&Co.)	            15,147	            29,371

	Total Assets	    16,659,967	    14,806,553
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Options written (premiums received $518,783
  and $892,922, respectively)					   959,700		     712,956
Redemptions payable	287,659	257,379
Administrative expenses payable	 78,550	     86,719
Accrued management fees 	         19,508	       17,469

	Total Liabilities	   1,345,417	  1,074,523

Partners? Capital

Limited Partners (8,538.918 and
   9,015.012 Units, respectively)	15,102,021	13,551,395
General Partner (120.167 Units)	        212,529	        180,635

	Total Partners? Capital	   15,314,550	    13,732,030

	Total Liabilities and Partners? Capital	   16,659,967	    14,806,553

NET ASSET VALUE PER UNIT                                   	       1,768.61	        1,503.20

	The accompanying notes are an integral part
</table>	of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		           2008    	      2007
                                                                               	                         $		        $
INVESTMENT INCOME
	Interest income (MS&Co.)		      67,003			       189,492

EXPENSES
	Brokerage commissions (MS&Co.)		111,441	238,819
	Management fees 	    	 55,739	 70,603
	Administrative expenses		21,000	29,000
	Transaction fees and costs		           6,934	         7,396

		    Total Expenses		     195,114	     345,818

NET INVESTMENT LOSS	    (128,111)	    (156,326)

TRADING RESULTS
Trading profit (loss):
	Realized			2,969,889	(1,117,281)
	Net change in unrealized		    (427,460)	      641,566

		    Total Trading Results		   2,542,429	      (475,715)

NET INCOME (LOSS) 	   2,414,318	      (632,041)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		2,382,424 	     (625,131)
  	General Partner      	                                          	   31,894	         (6,910)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		    265.41	 (57.50)
	General Partner                                                   		           265.41	 (57.50)


	                                             Units  	                           Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	    8,902.259		 10,886.281





The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2008 and 2007
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners? Capital,
December 31, 2006	  11,112.252	    19,301,779	    211,010	 19,512,789

Net Loss 	                                                   ?         	(625,131)	(6,910)	           (632,041)

Redemptions	      (529.843)	   (906,875)	        ?        	          (906,875)

Partners? Capital,
March 31, 2007	  10,582.409	    17,769,773	    204,100	  17,973,873





Partners? Capital,
December 31, 2007	   9,135.179	    13,551,395	    180,635	 13,732,030

Net Income 	                                                   ?         	2,382,424	31,894	         2,414,318

Redemptions	      (476.094)	   (831,798)	        ?        	           (831,798)

Partners? Capital,
March 31, 2008	   8,659.085	    15,102,021	    212,529	  15,314,550












	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	       2008     	      2007
	     $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	2,414,318	(632,041)
Noncash item included in net income (loss):
	Net change in unrealized	427,460	(641,566)

(Increase) decrease in operating assets:
	Restricted cash	107,621	(281,827)
	Net option proceeds	(23,120)	47,184
	Interest receivable (MS&Co.)	14,224	 4,864

Increase (decrease) in operating liabilities:
	Administrative expenses payable	(8,169)	2,746
	Accrued management fees	          2,039	         (2,010)
	Accrued incentive fee	         ?        	         (37,221)


Net cash provided by (used for) operating activities	   2,934,373	   (1,539,871)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (801,518)	      (613,239)

Net cash used for financing activities	    (801,518)	      (613,239)

Net increase (decrease) in unrestricted cash	2,132,855	(2,153,110)

Unrestricted cash at beginning of period	 12,738,549	  18,700,362

Unrestricted cash at end of period	  14,871,404	  16,547,252









	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$







March 31, 2008, Partnership Net Assets:  $15,314,550



Commodity
    (460,925)
       (3.01)
         ?
          ?
 (460,925)
Equity
         ?
          ?
   (58,825)
      (0.38)
  (58,825)
Foreign currency
      (26,583)
       (0.17)
   (114,825)
      (0.75)
   (141,408)
Interest rate
     384,830
        2.51
     (13,927)
      (0.09)
    370,903






     Grand Total:
   (102,678)
       (0.67)
   (187,577)
      (1.22)
  (290,255)

     Unrealized Currency Loss





    (37,221)

     Total Net Unrealized Loss



  (327,476)



   99,984













December 31, 2007, Partnership Net Assets:  $13,732,030









Commodity
      (1,488)
       (0.01)
    166,480
       1.21
  164,992
Equity
          ?
          ?
      43,628
       0.32
    43,628
Foreign currency
   (146,258)
       (1.06)
      51,836
       0.38
   (94,422)
Interest rate
       (4,927)
       (0.04)
      23,387
       0.17
    18,460






     Grand Total:
   (152,673)
       (1.11)
    285,331
       2.08
  132,658

     Unrealized Currency Loss





  (32,674)

     Total Net Unrealized Gain





    99,984






The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Diversified Futures Fund III L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
	       on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $             $             $

Mar. 31, 2008	    (186,068)	     (141,408)	    (327,476)	Dec. 2008	Aug. 2008
Dec. 31, 2007	 248,029 	(148,045)	99,984	Sep. 2008	Aug. 2008




The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $15,784,325 and $14,193,188 at March
31, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three



       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized loss on open contracts
$      (186,068)
 $     (141,403)
 n/a

 $      (327,471)
Options purchased
            ?
      959,695
 n/a

        959,695
    Total Assets
$      (186,068)
 $      818,292
 n/a

  $       632,224






Liabilities





Options written
         ?
$       959,700
 n/a

   $       959,700






Net unrealized loss on open





 Contracts
$      (186,068)
$     (141,408)
 n/a

$     (327,476)


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $2,609,432 and expenses totaling $195,114, resulting in net income of $2,414,318 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $1,503.20 at December 31, 2007, to $1,768.61 at March 31,
2008.

The most significant trading gains of approximately 8.3% were recorded in the currency sector throughout the quarter from long positions in the Japanese yen, euro, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S., weak corporate earnings reports, and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Elsewhere, short positions in the British pound versus the Japanese yen and euro resulted in gains, primarily during March, as the value of the British pound declined relative to these currencies amid speculation that a global credit crunch and falling home prices in the United Kingdom may cause the Bank of England to reduce interest rates. Within the global interest rate sector, gains of approximately 6.4% were experienced, primarily during January and February, from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States may weaken the global
       economy.  Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter, while U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains of approximately 6.0% were recorded in the global stock index sector throughout the quarter from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending and curb global economic growth. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.9% in the metals markets from short futures positions in aluminum, copper, and zinc as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, further losses were incurred from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy may lead to a decline in global demand for base metals. Additional losses of approximately 0.4% were experienced within the energy sector, primarily during January, from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil resulted in losses, primarily during January, as prices reversed lower due to fears that a possible economic recession in the U.S. may curb demand from the
       world's largest energy consumer.  Smaller losses of
approximately 0.3% were recorded in the agricultural markets, primarily during March, from long positions in coffee futures as prices fell amid forecasts that Brazil's crop may be larger than previously estimated. Lastly, losses were incurred in the agricultural complex during March from long futures positions in cotton as prices decreased on concern that the aforementioned economic slowdown may erode global demand.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(286,223) and expenses totaling $345,818, resulting in a net loss of $632,041 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $1,755.97 at December 31, 2006, to $1,698.47 at March 31,
2007.

The most significant trading losses of approximately 1.7% were experienced in the currency sector primarily during late February and early March from short positions in the Japanese yen relative to the U.S. dollar, euro, and British pound as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" which encouraged traders to unwind short positions in the Japanese yen against
       most of its major rivals.  Furthermore, investor
speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation also pushed the value of the Japanese yen higher. Additional losses were incurred during later February and early March from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved higher on news that Switzerland?s economy had accelerated faster- than-expected in February for the second straight month. Elsewhere in the currency sector, losses were incurred during March from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar declined after the Reserve Bank of New Zealand indicated that interest rates could remain steady in the near term. Additional losses of approximately 1.1% were incurred in the global interest rate sector, primarily during February from short positions in U.S fixed-income futures as prices reversed sharply higher due to a worldwide flight to quality after a sell-off in the global equity markets that began on February 27, 2007 with comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Within the metals sector, losses of approximately 0.7% were incurred primarily in February and March from short positions in copper futures as prices moved higher on continued speculation that low stockpiles and supply
       disruptions might create a supply shortage in the future and news of stronger-than-expected Chinese industrial data. Additional losses were recorded in the metals markets from short positions in gold futures as prices increased amid uncertainty regarding the future direction of the U.S. dollar. Further losses of approximately 0.4% were experienced within the global stock index sector during February and March from long positions in U.S. and French equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Smaller losses of approximately 0.1% were experienced within the energy markets primarily in January and February from short positions in natural gas futures as prices reversed higher amid colder weather in U.S Northeast and news from the U.S. Department of Energy that supplies were weaker-than-expected. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% in the agricultural sector primarily during March from long positions in cocoa futures as prices moved higher after dry weather in the Ivory Coast increased speculation that this year?s crop might be smaller-than-expected, as well as increased political tensions in that country. Lastly, gains were experienced from short futures positions in sugar as prices moved lower during January due to speculative selling, while prices fell during March amid increased production from Brazil, Thailand, and India.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the
       Partnership accounts with the counterparty, which is
accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008 and 2007. At March 31, 2008 and 2007, the Partnership?s total capitalization was approximately $15 million and $18 million, respectively.

Primary Market            March 31, 2008 	   March 31, 2007
Risk Category	  	   	 Value at Risk	         Value at Risk

Interest Rate                (0.62)%                 	(1.17)%
Currency                     (0.61)                  (1.23)
Equity                       (0.30)                  (0.40)
Commodity                    (0.55)                  (0.78)
Aggregate Value at Risk      (1.17)%                 (1.59)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.17)%	(0.62)%	(0.83)%

Currency	(1.70)	(0.61)	(0.99)

Equity	(0.62)	(0.09)	(0.32)

Commodity	(0.76)	(0.37)	(0.57)

Aggregate Value at Risk	(2.61)%	(1.17)%	(1.64)%




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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR
       is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. This Exposure was primarily spread across Japanese, U.S., European, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of the Partnership?s stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.   The second largest market exposure of the Partnership
at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships
       between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2008, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (Britain), NIKKEI 225 (Japan), CAC 40 (France), SPI 200 (Australia), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Metals.	The third largest market exposure of the Partnership
at March 31, 2008, was to the metals sector. The Partner-ship's metals exposure was to fluctuations in the price of precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2008, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the soybean oil and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in Japanese yen, Australian dollars, British pounds, euros, Canadian dollars,
       Swiss francs, Mexican pesos, and Turkish lira.  The
Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined
       in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.


Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the
       University of Notre Dame in 1990 and an M.B.A. from the
New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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


<page








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




                   Morgan Stanley Diversified Futures Fund III L.P.
                   (Registrant)

                   By:    Demeter Management Corporation
                          (General Partner)

May 15, 2008       By: /s/Christian Angstadt
                          Christian Angstadt
                          Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 39 -
? 15 ?
	- 42 -
? 40 ?
? 43 ?