Form 10-Q
period 2008-06-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2008-08-13
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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





(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       	No___________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
 		(Unaudited) and December 31, 2007............................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited).....................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2008 and 2007 (Unaudited)..........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)...........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007............................6

		Notes to Financial Statements (Unaudited).................7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........17-30

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk...........................................30-42

Item 4.	Controls and Procedures...............................42-43

Item 4T.	Controls and Procedures..................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................44

Item 5.	Other Information.....................................44-45

Item 6.	Exhibits.................................................46



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
            2008      	    2007
	 $	   $
	 (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	12,728,464	12,738,549
	Restricted cash	       508,185	       1,206,610

	     Total cash	  13,236,649	    13,945,159

	Net unrealized gain on open contracts (MS&Co.)	175,321    	   115,371
	Net unrealized gain on open contracts (MSIP)	          33,699	               3,696

          Total net unrealized gain on open contracts	       209,020	         119,067

	Options purchased (proceeds paid $243,514
       and $912,005, respectively)	      240,928	                             712,956

	Total Trading Equity	13,686,597   	14,777,182

Interest receivable (MS&Co.)	          17,460	            29,371

	Total Assets	  13,704,057	    14,806,553
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Options written (premiums received $260,796
  and $892,922, respectively)					   240,928		     712,956
Redemptions payable	236,196	257,379
Administrative expenses payable	 64,080	     86,719
Accrued management fees 	        16,760	       17,469

	Total Liabilities	      557,964	  1,074,523

Partners? Capital

Limited Partners (7,822.880 and
   9,015.012 Units, respectively)	12,947,211	13,551,395
General Partner (120.167 Units)	        198,882	        180,635

	Total Partners? Capital	   13,146,093	    13,732,030

	Total Liabilities and Partners? Capital	   13,704,057	    14,806,553

NET ASSET VALUE PER UNIT                                   	      1,655.04	        1,503.20

	The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                For the Three Months                       For the Six Months
                       Ended June 30,                               Ended June 30,


                         2008   	                 2007    	       2008   	    2007
                               $	                     $		           $	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    47,400		    181,182	    114,403		           370,674


EXPENSES
	Brokerage commissions (MS&Co.)	     70,287	322,401	181,728		561,220
	Management fees 	53,284	69,402      	109,023		140,005
	Administrative expenses	 21,000       	25,000     	      42,000 		54,000
	Transaction fees and costs	3,549	          8,348	10,483		       15,744
	Incentive fees	          ?     	      190,517      	          ?     		    190,517

		   Total Expenses 	    148,120	      615,668	    343,234		     961,486

NET INVESTMENT LOSS 	    (100,720)	    (434,486)	    (228,831)		   (590,812)

TRADING RESULTS
Trading profit (loss):
	Realized	(1,432,227)	2,356,709 	1,537,662		1,289,737
	Net change in unrealized	     553,778	     (187,989)	    126,318		     403,268

	           Total Trading Results	    (878,449)	    2,168,720	 1,663,980		   1,693,005

NET INCOME (LOSS)	    (979,169)	   1,734,234	  1,435,149	   1,102,193


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(965,522)	1,714,373            	1,416,902		1,089,242
	General Partner 	(13,647)	19,861                		18,247	12,951


NET INCOME (LOSS) PER UNIT

	Limited Partners 	(113.57)	165.27	151.84		107.77
	General Partner 	(113.57)	165.27	151.84		107.77


                       Units                   Units	                  Units		        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                  8,258.606		10,384.663	   8,569.196		   10,643.052




The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2008 and 2007
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners? Capital,
December 31, 2006	  11,112.252	    19,301,779	    211,010	 19,512,789

Net Income	                                               ?         	1,089,242	12,951	1,102,193

Redemptions	     (913.602)	   (1,607,307)	                ?      	        (1,607,307)

Partners? Capital,
June 30, 2007	 10,198.650	    18,783,714	    223,961	  19,007,675





Partners? Capital,
December 31, 2007	   9,135.179	    13,551,395	    180,635	 13,732,030

Net Income	                                               ?         	1,416,902	18,247	1,435,149

Redemptions	  (1,192.132)	 (2,021,086)	                ?      	        (2,021,086)

Partners? Capital,
June 30, 2008	    7,943.047	    12,947,211	    198,882	  13,146,093











	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	       2008     	      2007
	     $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	1,435,149	1,102,193
Noncash item included in net income:
	Net change in unrealized	(126,318)	(403,268)

(Increase) decrease in operating assets:
	Restricted cash	698,425	16,504
	Proceeds paid for options purchased	    668,491	(1,276,304)
	Interest receivable (MS&Co.)	11,911	 7,691
	Due from MS&Co.	       ?     	(46,218)

Increase (decrease) in operating liabilities:
	Premiums received for options written	                                             (632,126)              1,098,276
	Administrative expenses payable	         (22,639)	         515
	Accrued management fees	(709)	              (1,277)
	Accrued incentive fee	                    ?      	       153,296


Net cash provided by operating activities	     2,032,184	       651,408


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,042,269)	   (1,605,945)

Net cash used for financing activities	    (2,042,269)	   (1,605,945)

Net decrease in unrestricted cash	(10,085)	(954,537)

Unrestricted cash at beginning of period	   12,738,549	  18,791,362

Unrestricted cash at end of period	   12,728,464	  17,836,825









	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$






June 30, 2008, Partnership Net Assets:  $13,146,093



Commodity
      42,568
        0.32
      (1,654)
      (0.01)
    40,914
Equity
     (57,711)
       (0.44)
     53,081
       0.40
     (4,630)
Foreign currency
    150,455
        1.15
    (88,656)
      (0.67)
    61,799
Interest rate
                ?
                ?
    169,253
       1.29
  169,253






     Grand Total:
     135,312
        1.03
    132,024
       1.01
  267,336

     Unrealized Currency Loss





  (58,316)

     Total Net Unrealized Gain


  Fair Value
       $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
                ?
          ?



Options purchased on Forward Contracts
            240,928
       1.83



Options written on Futures Contracts
                ?
          ?



Options written on Forward Contracts
           (240,928)
      (1.83)







  209,020



   99,984
December 31, 2007, Partnership Net Assets:  $13,732,030









Commodity
       (1,488)
       (0.01)
    166,480
       1.21
  164,992
Equity
          ?
          ?
      43,628
       0.32
    43,628
Foreign currency
      52,791
        0.38
   (128,130)
      (0.93)
   (75,339)
Interest rate
       (4,927)
       (0.04)
      23,387
       0.17
    18,460






     Grand Total:
      46,376
        0.33
    105,365
       0.77
  151,741

     Unrealized Currency Loss





  (32,674)

     Total Net Unrealized Gain





  119,067


    Fair Value
$
Percentage of
   Net Assets
           %



Options purchased on Futures Contracts
              ?
           ?



Options purchased on Forward Contracts
712,956
 5.19



Options written on Futures Contracts
              ?
           ?



Options written on Forward Contracts
(712,956)
(5.19)



The accompanying notes are an integral part of these financial statements. </table>


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (the "Trading Advisor") is the trading advisor to the Partnership.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
	       on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $             $             $
Jun. 30, 2008	   147,219	61,801	209,020	Mar. 2009	Sep. 2008
Dec. 31, 2007	 194,416 	(75,349)	119,067	Sep. 2008	Aug. 2008



The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $13,383,868 and $14,139,575 at June
30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three



       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table>   <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Unrealized gain on open contracts
$   147,219
 $      61,801
 n/a

$    209,020
Options purchased
         ?
$    240,928
 n/a

$    240,928






Liabilities





Options written
     ?
            $    240,928

 n/a

    $    240,928







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


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such re-classifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(831,049) and expenses totaling $148,120, resulting in a net loss of $979,169 for the three months ended
June 30, 2008. The Partnership?s net asset value per Unit decreased from $1,768.61 at March 31, 2008, to $1,655.04 at June 30, 2008.

The most significant trading losses of approximately 3.0% were experienced within the global stock index sector, primarily during April and May, from short positions in European, U.S., and Pacific Rim equity index futures as prices increased following the release of better-than-expected corporate earnings reports and better-than-forecast economic data out of the U.S. and Germany. During June, newly established long positions in European, U.S., and Pacific Rim equity index futures resulted in additional losses as prices reversed lower on concerns that surging commodity prices and additional subprime-related writedowns would erode corporate earnings and slow global economic growth. Within the currency sector, losses of approximately 2.4% were recorded, primarily during April and May, from long positions in the Japanese yen versus the U.S. dollar and British pound as the value of the Japanese yen declined against these currencies after a rally in the global equity markets prompted investors to resume carry trade positions. Elsewhere, short positions in the New Zealand dollar versus U.S. dollar experienced further losses as the value of the New Zealand
       dollar moved higher against the U.S. dollar in May amid speculation that the Reserve Bank of New Zealand might leave interest rates unchanged in June. Additional losses of approximately 0.9% were recorded within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices decreased amid the aforementioned rebound in the global equity markets, which reduced demand for the ?safe haven? of government bonds. Furthermore, prices of U.S. and Japanese interest rate futures moved lower on speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected due to concerns of accelerating global inflation. Smaller losses of approximately 0.5% were incurred within the metals markets, primarily during April and May, from long futures positions in gold and silver as prices dropped amid speculative selling and a temporary rise in the value of the U.S. dollar. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% within the agricultural sector, primarily during April, from long futures positions in soybean oil as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in cocoa futures resulted in further gains as prices moved higher amid speculation that crops in the Ivory Coast, the world?s largest cocoa producer, are developing more slowly than anticipated.

       The Partnership recorded total trading results including interest income totaling $1,778,383 and expenses totaling
$343,234,    resulting in net income of $1,435,149 for the six
months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $1,503.20 at December 31, 2007, to $1,655.04 at June 30, 2008.

The most significant trading gains of approximately 5.7% were experienced within the currency sector, primarily during January, February, March, and June, from long positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S., which fueled persistent concerns of a possible U.S. recession. Within the global interest rate sector, gains of approximately 5.4% were recorded, primarily during January and February, from long positions in U.S., German, and Japanese interest rate futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States might weaken the global economy. During May, newly established short positions in European fixed-income futures resulted in additional gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 2.8% were experienced within the global stock index sector, primarily during January, February, and March, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on
       concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, and a weakening job market would restrain consumer spending and curb global economic growth. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 3.4% in the metals markets, primarily during the first quarter, from short futures positions in aluminum, copper, and zinc as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, additional losses were incurred from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy might lead to a decline in global demand for base metals. Additional losses of approximately 0.4% were recorded within the energy sector, primarily during January, from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil resulted in smaller losses, primarily during January, as prices reversed lower due to fears that a possible economic recession in the U.S. would curb demand from the world's largest energy consumer.


For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $2,349,902 and expenses totaling $615,668, resulting in net income of $1,734,234 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,698.47 at March 31, 2007, to $1,863.74 at June 30, 2007.

The most significant trading gains of approximately 6.5% were experienced in the global interest rate sector, primarily during May and June, from short positions in European fixed-income futures as prices fell sharply lower due to a report that showed real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007. In addition, prices were pressured lower after reports showed German investor confidence rose during May and Italian retail sales were stronger than expected during April. Finally, European fixed-income futures prices plunged towards the end of May after news that Germany's unemployment rate held at a six-year low, while French unemployment dropped to the lowest level in 24 years. Meanwhile, gains were also recorded from short positions in Canadian and Australian interest rate futures during May as prices declined amid strength in regional equity markets and consistently strong economic data out of Canada and Australia. Additional gains were recorded from short positions in U.S. fixed-income futures throughout the quarter as prices moved lower after the Philadelphia Federal Reserve's index of regional manufacturing increased more than expected in April and the Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy. Additional gains of approximately 3.1% were experienced in the currency sector throughout the quarter primarily from short positions in
       the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen weakened against its major rivals amid expectations that strengthening global equity markets might give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan, thereby continuing the carry-trade. Additionally, the value of the Japanese yen moved lower after news that the Tankan survey was weaker than expected, leading investors to believe that the Bank of Japan would not raise interest rates. Further gains were recorded from long positions in the Australian dollar, British pound, euro, and New Zealand dollar versus the U.S. dollar as strong economic data out of Australia, the United Kingdom, European Union, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation, thus pushing the value of those currencies higher relative to the U.S. dollar. Lastly, gains were recorded from long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar strengthened in tandem with rising commodities prices and speculation that the Bank of Canada might continue raising interest rates. Within the global stock index sector, gains of approximately 1.3% were recorded primarily during April and May from long positions in European and U.S. equity index futures as prices rose due to the aforementioned strong economic data in the Euro-Zone and the United States, as well as consistently strong corporate earnings amid increased global merger and acquisition activity. Smaller gains of approximately
       0.3% were recorded in the agricultural markets, primarily during April, from short positions in cotton futures as prices dropped to a five-month low after U.S. exporters reported a decrease in Chinese demand. Additional gains were recorded during April from short positions in sugar futures as prices moved lower after India, the world?s second-biggest producer of sugar, produced a record output of the commodity. Elsewhere, long positions in cocoa futures resulted in gains during June as prices increased amid concerns that there might be a world production deficit due to dry weather in Western Africa. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.7% recorded within the metals sector during April from short positions in copper and zinc futures as prices rose on speculation that strengthening global equity markets would spur an increase in global demand for base metals. During May, long positions in gold futures resulted in further losses as prices declined due to speculation selling. Additional losses were recorded from long positions in aluminum futures during May and June as prices decreased after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus.

The Partnership recorded total trading results including interest income totaling $2,063,679 and expenses totaling $961,486 resulting in net income of $1,102,193 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,755.97 at December 31, 2006, to $1,863.74 at June 30, 2007.

The most significant trading gains of approximately 5.3% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom. Elsewhere, additional gains were recorded from short positions in Australian and Canadian fixed-income futures as prices declined amid strength in regional equity markets and consistently strong economic data out of Australia and Canada. Additional gains of approximately 1.3% were recorded in the currency markets during April, May, and June from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen weakened against most of its major rivals amid expectations that strengthening global equity markets might give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan, thereby continuing the carry-trade. Elsewhere, gains were recorded from long positions in the Canadian dollar versus the U.S. dollar during May and June as the value of the Canadian dollar strengthened in tandem with rising commodities prices and speculation that the Bank of Canada might raise interest rates. Additional gains of approximately 0.9% were experienced in the global stock index sector from long positions in European equity index futures as prices increased during April due to the aforementioned strong economic data in the Euro-Zone, as well as consistently strong corporate earnings amid increased global merger and acquisition activity. Additional gains of approximately 0.8% were experienced in the agricultural markets during March, April, and June from long positions in cocoa futures after political unrest in the Ivory Coast, the world?s biggest cocoa grower, raised concerns that fighting might resume in the country and cut production. Meanwhile, gains were recorded from short positions in sugar futures as prices decreased after India, the world?s second-biggest producer of sugar, produced a record output of the commodity. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 2.4% recorded in the metals markets throughout a majority of the year from positions in copper, aluminum, and zinc futures. During February, March, and April, short positions in copper futures experienced losses as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund?s strong global growth forecasts bolstered sentiment that global demand for base metals might increase in 2007. Further losses were recorded from long positions in aluminum futures during May and June as prices decreased after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus.
Lastly, short and long positions in zinc futures incurred losses
       during the second quarter as prices moved without
consistent direction due to conflicting data regarding supply and demand.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts
       are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under
       the "Partnership?s Value at Risk in Different Market
Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $13 million and $19 million, respectively.

Primary Market            June 30, 2008 	   June 30, 2007
Risk Category	  	   	 Value at Risk	         Value at Risk

Currency	(0.89)%	(0.77)%
Interest Rate                (0.64)             	(0.89)
Equity	              (0.56)              	  (0.62)
Commodity                    (0.36)  	              (0.37)
Aggregate Value at Risk      (1.01)%                 (1.37)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.


Primary Market Risk Category        High       Low     Average
Currency	(1.70)%	 (0.61)%	(1.02)%

Interest Rate	(1.17)	 (0.62)	(0.77)

Equity	(0.56)	 (0.09)	(0.30)

Commodity	(0.76)	 (0.36)	(0.57)

Aggregate Value at Risk	(2.61)%	 (1.01)%	(1.56)%




Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks,
       reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s
Net Assets.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at June
30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the British pound, Japanese yen, and euro currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2008, was to the global interest rate sector. This exposure was primarily spread across European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate
       movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2008, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), CAC 40 (France), DAX (Germany), FTSE 100 (United Kingdom), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar, cocoa, soybean oil, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  	At June 30, 2008, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in Australian dollars, Japanese yen, euros, Canadian dollars, British
       pounds, Swiss francs, Mexican pesos, and Turkish lira.
 The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" on this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets is anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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




                   Morgan Stanley Diversified Futures Fund III L.P.
                   (Registrant)

                   By:    Demeter Management Corporation
                          (General Partner)


August 13, 2008    By: /s/Christian Angstadt
                          Christian Angstadt
                          Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.








-