Form 10-Q
period 2008-09-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
filed 2008-11-13
CIK 863535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007............................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)................3

		Statements of Changes in Partners? Capital for the
	  Nine Months Ended September 30, 2008 and 2007 (Unaudited)....4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)......................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007............................6

		Notes to Financial Statements (Unaudited).................7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........17-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk...........................................31-45

Item 4.	Controls and Procedures..................................45

Item 4T.	Controls and Procedures..................................45


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................46

Item 5.	Other Information.....................................46-47

Item 6.	Exhibits.................................................47



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                            2008      	    2007
	 $	   $
	 (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	11,499,532	12,738,549
	Restricted cash		          ?           	                1,206,610

	     Total cash	   11,499,532	    13,945,159

	Net unrealized gain on open contracts (MS&Co.)	    489,734	   115,371
	Net unrealized gain on open contracts (MSIP)	         233,747	               3,696

          Total net unrealized gain on open contracts	        723,481	         119,067

	Options purchased (proceeds paid $0 and
       $912,005, respectively)	               ?           	                      712,956

	Total Trading Equity	12,223,013   	14,777,182

Interest receivable (MS&Co.)	          11,846 	            29,371

	Total Assets	   12,234,859	    14,806,553
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	973,371	257,379
Administrative expenses payable	52,386	     86,719
Accrued management fees 	13,382	       17,469
Options written (premiums received $0 and
   $892,922, respectively)          	            ?         	       712,956

	Total Liabilities	     1,039,139	    1,074,523

Partners? Capital

Limited Partners (5,901.983 and
   9,015.012 Units, respectively)	10,972,319	13,551,395
General Partner (120.167 Units)	        223,401	        180,635

	Total Partners? Capital	    11,195,720	    13,732,030

	Total Liabilities and Partners? Capital	    12,234,859	    14,806,553

NET ASSET VALUE PER UNIT                                   	         1,859.09	        1,503.20

	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

               For the Three	 Months                       For the Nine Months
                 Ended September 30,                       Ended September 30


                  2008   	                 2007    	       2008   	    2007
                  $	                          $		           $	 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	       42,607		    154,351	    157,010		           525,025


EXPENSES
	Brokerage commissions (MS&Co.)	91,815     	249,880	 273,543		811,100
	Management fees 	44,444	65,560   	  153,467		205,565
	Administrative expenses	             21,000	      27,000     	           63,000		       81,000
	Transaction fees and costs	4,469	          4,655	14,952		       20,399
	Incentive fee                  ?            ?           	          ?     		    190,517

		   Total Expenses 	   161,728	      347,095	    504,962		   1,308,581

NET INVESTMENT LOSS 	   (119,121)	    (192,744)	    (347,952)		   (783,556)

TRADING RESULTS
Trading profit (loss):
	Realized	896,189	(2,171,195)	2,433,851		(881,458)
	Net change in unrealized	     497,179	     (359,982)	     623,497		      43,286

	           Total Trading Results	   1,393,368	   (2,531,177)	   3,057,348		   (838,172)

NET INCOME (LOSS)	   1,274,247	  (2,723,921)	   2,709,396	  (1,621,728)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,249,728	 (2,691,631)           2,666,630		(1,602,389)
	General Partner 	24,519	(32,290)               		42,766	(19,339)


NET INCOME (LOSS) PER UNIT

	Limited Partners 	204.05	(268.70)                355.89		(160.93)
	General Partner 	204.05	(268.70)                355.89		(160.93)


                                 Units                   Units	                  Units		        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 6,989.488     		10,011.367	   7,999.928 		   10,434.818

The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
 (Unaudited)




	  Units of
	  Partnership	Limited	General
	    Interest    	   Partners   	    Partner    	      Total
		$	$	$

Partners? Capital,
December 31, 2006	  11,112.252	    19,301,779	    211,010	 19,512,789

Net Loss                                                                       ?		     (1,602,389)	(19,339) 	(1,621,728)

Redemptions                        (1,282.557)        (2,212,344)	                    ?             (2,212,344)

Partners? Capital,
September 30, 2007	   9,829.695	 15,487,046	    191,671	  15,678,717





Partners? Capital,
December 31, 2007	   9,135.179	    13,551,395	    180,635	 13,732,030

Net Income                                                                   ?		    2,666,630	42,766 	2,709,396

Redemptions	               (3,113.029)        (5,245,706)	                   ?             (5,245,706)

Partners? Capital,
September 30, 2008	   6,022.150	 10,972,319	    223,401	  11,195,720














	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	       2008     	      2007
	     $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	2,709,396	(1,621,728)
Noncash item included in net income (loss):
	Net change in unrealized	(623,497)	(43,286)

(Increase) decrease in operating assets:
	Restricted cash	1,206,610	383,420
	Proceeds paid for options purchased	    912,005	(1,314,155)
	Interest receivable (MS&Co.)	17,525	23,782

Increase (decrease) in operating liabilities:
	Administrative expenses payable	(34,333)        	        (25,949)
	Accrued management fees	(4,087)	              (4,992)
	Premiums received for options written	                                             (892,922)               	1,350,514
	Accrued incentive fee	              ?          	       (37,221)


Net cash provided by (used for) operating activities	   3,290,697	    (1,289,615)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (4,529,714)	   (2,260,502)

Net cash used for financing activities	   (4,529,714)	   (2,260,502)

Net decrease in unrestricted cash	(1,239,017)	(3,550,117)

Unrestricted cash at beginning of period	   12,738,549	  18,791,362

Unrestricted cash at end of period	   11,499,532	  15,241,245









	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$






September 30, 2008, Partnership Net Assets:  $11,195,720



Commodity
          ?
          ?
    529,563
       4.73
  529,563
Equity
          ?
          ?
    146,830
       1.31
  146,830
Foreign currency
     (23,157)
       (0.21)
    389,275
       3.48
  366,118
Interest rate
      32,341
        0.29
         ?
         ?
    32,341






     Grand Total:
        9,184
        0.08
  1,065,668
       9.52
1,074,852

     Unrealized Currency Loss





(351,371)






     Total Net Unrealized Gain





  723,481



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


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Diversified Futures Fund III L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
	       on Open Contracts	           Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded  	  Traded     	Total	 Traded  	   Traded
                     $             $             $
Sep. 30, 2008	357,362	366,119	723,481	Jun. 2009	Dec. 2008
Dec. 31, 2007	 194,416 	(75,349)	119,067	Sep. 2008	Aug. 2008


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $11,856,894 and $14,139,575 at September 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be

       MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No.
157 ("SFAS 157"), "Fair Value Measurements".  SFAS 157 requires



       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level
3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of September 30, 2008:




Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Unrealized gain on open contracts
 $357,362
        $366,119
  n/a

$723,481


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fee, brokerage commissions, transaction fees and costs, and administrative expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $1,435,975 and expenses totaling $161,728, resulting in net income of $1,274,247 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $1,655.04 at June 30, 2008, to $1,859.09 at
September 30, 2008.

The most significant trading gains of approximately 8.8% were experienced within the currency sector, primarily during August and September. Such gains were recorded from short positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar increased relative to most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession, resulting in further gains from short positions in these currencies versus the U.S. dollar. Meanwhile, short positions in the Australian dollar versus the euro resulted in gains as the value of the Australian dollar decreased relative to the euro during September amid speculation that the Reserve Bank of Australia would cut interest rates to combat slowing economic growth. Within the global stock index sector, gains of approximately 2.9% were recorded, primarily during September,
       from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.
Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Within the metals markets, gains of approximately 2.1% were experienced, primarily during August and September, from short futures positions in copper, aluminum, and zinc as prices dropped on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals. Elsewhere, short positions in silver futures resulted in gains during August and September as prices declined due to a rise in the value of the U.S. dollar. Within the energy markets, gains of approximately 1.4% were recorded throughout the majority of the quarter from short futures positions in natural gas as prices decreased amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional gains were experienced from short positions in crude oil futures as prices moved lower throughout the quarter amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Further gains of approximately 0.4% were recorded within the agricultural markets, primarily during September, from short futures positions
       in soybean oil and corn as prices declined amid news that favorable weather might improve crop conditions in the U.S. Midwest and speculation that a slowing U.S. economy would reduce demand for alternative biofuels. Smaller gains were experienced from short positions in cotton futures as prices dropped to a one-year low in September after the U.S. Department of Agriculture reported exports remained below average due to a decline in demand. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.2% incurred within the global interest rate sector, primarily during July, from short positions in U.S. and European fixed-income futures as prices increased amid a "flight-to-quality" due to the aforementioned drop in the global equity markets and worries regarding the fundamental health of the global economy.



The Partnership recorded total trading results including interest income totaling $3,214,358 and expenses totaling $504,962, resulting in net income of $2,709,396 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $1,503.20 at December 31, 2007, to $1,859.09 at September 30, 2008.

The most significant trading gains of approximately 13.6% were recorded within the currency sector from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during January,
       February, March, and June due to disappointing economic data in the U.S. Newly established short positions in the euro and Australian dollar versus the U.S. dollar resulted in additional gains as the value of the U.S. dollar increased relative to most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession, resulting in further gains from short positions in these currencies versus the U.S. dollar. Finally, short positions in the Australian dollar versus the euro experienced gains as the value of the Australian dollar decreased relative to the euro during September amid speculation that the Reserve Bank of Australia would cut interest rates to combat slowing economic growth. Within the global stock index sector, gains of approximately 5.8% were recorded, primarily during the first quarter, from short positions in U.S., European, and Pacific Rim equity index futures as prices declined on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market volatility and
       turmoil.  Within the global interest rate sector, gains of approximately 4.2% were recorded, primarily during January and February, from long positions in U.S., German, and Japanese interest rate futures as prices increased in a "flight-to-quality" following the aforementioned sharp decline in global equity prices and concerns that an economic slowdown in the United States would weaken the global economy. During May, newly established short positions in European fixed-income futures resulted in additional gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Within the energy markets, gains of approximately 0.9% were experienced, primarily during the third quarter, from short positions in crude oil futures as prices moved lower on signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Additional gains were recorded from short futures positions in natural gas as prices decreased throughout the third quarter amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Further gains of approximately 0.4% were experienced within the agricultural sector from long futures positions in soybean oil and corn as prices increased during January and February following news that global production might drop, while rising energy prices might boost demand for alternative biofuels. Smaller gains were recorded during September from newly established short positions in soybean oil and corn futures as prices declined amid news that favorable weather might improve crop conditions in the U.S. Midwest and speculation that a
       slowing U.S. economy would reduce demand for alternative biofuels. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 1.3% incurred with the metals markets, primarily during the first quarter, from short futures positions in aluminum, zinc, and copper as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, additional losses were experienced from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy would lead to a decline in global demand for base metals. Smaller losses were recorded from short futures positions in gold as prices reversed sharply higher during September due to ?safe haven? buying amid global credit-market turmoil and uncertainty regarding the U.S. financial system.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(2,376,826) and expenses totaling $347,095, resulting in a net loss of $2,723,921 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,863.74 at June 30, 2007, to $1,595.04 at
September 30, 2007.

The most significant trading losses of approximately 7.1% were recorded in the global interest rate sector, primarily during July and August, from short positions in U.S., European,
       Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Further losses were incurred during September from newly established long positions in European interest rates futures as prices reversed lower after a rebound in global equities and the U.S. Federal Reserve's decision to cut benchmark interest rates. Additional losses of approximately 3.5% were incurred within the currency sector, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in Japan. Elsewhere in the currency markets, short positions in the Canadian dollar versus the U.S. dollar resulted in losses as the value of the Canadian dollar increased relative to the U.S. dollar in July and September amid rising energy prices and data indicating a decrease in unemployment. Within the global stock index sector, losses of approximately 2.3% were experienced, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had
       increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. During September, further losses were recorded from newly established short positions in U.S. and European stock index futures as prices moved higher after the U.S. Federal Reserve cut its benchmark lending rate by half a percentage point in order to prevent the aforementioned market decline and the continuing real estate slump from dragging down the economy. Additional losses of approximately 2.1% were incurred within the agricultural sector, primarily during August, from long futures positions in coffee as prices declined amid technically-based selling. Meanwhile, additional losses were experienced throughout the majority of the quarter from both long and short positions in cocoa futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Elsewhere, long positions in sugar futures resulted in further losses as prices decreased during August on concern that increased supplies from India, the second-largest producer, could contribute to a global surplus. Smaller losses of approximately 0.3% were recorded in the metals markets, primarily during July, from long positions in gold futures as prices were pulled lower amid heavy speculative selling. Additional losses were incurred in September from long futures positions in copper and zinc as prices fell amid speculation that a slumping housing market and slowing U.S. economy would reduce demand for the base metals. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.1% in the energy sector, primarily
       during July and August, from short positions in natural gas futures as prices declined on signs that inventories were sufficient to meet demand.

The Partnership recorded total trading results including interest income totaling $(313,147) and expenses totaling $1,308,581, resulting in a net loss of $1,621,728 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,755.97 at December 31, 2006, to $1,595.04 at September 30, 2007.

The most significant trading losses of approximately 2.6% were recorded in the metals markets, primarily during March and April, from short positions in copper futures as prices increased after the release of stronger than expected Chinese industrial data and the International Monetary Fund's strong global growth forecasts bolstered sentiment that global demand for base metals would increase in 2007. Elsewhere in the metals sector, long positions in gold futures resulted in losses during March, May, and July as prices declined amid temporary strength in the value of the U.S. dollar and heavy speculative selling. Furthermore, losses were incurred from long futures positions in aluminum and zinc as prices fell in May, June, and July on worries regarding future Chinese demand and concern that economic growth would slow. Additional losses of approximately 2.2% were experienced within the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices reversed
       sharply higher after a massive sell-off in the global equity markets, which began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Further losses were recorded during July and August from short positions in U.S. interest rates futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Within the currency sector, losses of approximately 2.2% were incurred primarily during March, July, and August from short positions in the Japanese yen versus the euro and Australian dollar as the value of the Japanese yen corrected sharply higher against these currencies when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in Japan. Meanwhile, long positions in the Swiss franc and Swedish krona versus the U.S. dollar resulted in losses during January and May as the value of the U.S. dollar reversed higher against these currencies after stronger-than-expected U.S. economic data eased concerns of a slowdown in the economy of the United States. Furthermore, the value of the Swiss franc and Swedish krona moved higher amid data indicating accelerating inflation in Switzerland and Sweden. Additional losses of approximately 1.4% were experienced within the global stock index sector, primarily during the first and third quarters, from long positions in U.S., European, and Japanese equity index futures as prices fell sharply in February
       and March after former U.S. Federal Reserve Chairman Alan
Greenspan indicated that the U.S. economy could be due for a recession. Additional losses were recorded in July and August as prices moved sharply lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 1.3% were incurred within the agricultural markets primarily during January and February from long positions in coffee futures as prices declined amid a rise in production from Vietnam and speculation that price increases imposed by large food companies during the last quarter of 2006 would potentially curb demand in the United States. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May as prices increased amid lower production and after a representative from the European Union announced plans for an increase in biodiesel usage to reduce the Euro-Zone?s dependence on foreign oil.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired
       for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the
       portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $11 million and $16 million, respectively.

Primary Market          September 30, 2008 	  September 30, 2007
Risk Category	  	   	 Value at Risk	         Value at Risk

Currency	(1.07)%	(0.89)%
Interest Rate                (0.53)      	(0.65)
Equity	                       (0.37)     	  (0.09)
Commodity                    (0.72)	              (0.62)
Aggregate Value at Risk      (1.85)%	                 (1.43)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.


Primary Market Risk Category        High       Low     Average
Currency	(1.70)%	(0.61)%	(1.07)%

Interest Rate	(1.17)	(0.53)	(0.74)

Equity	(0.56)	(0.27)	(0.37)

Commodity	(0.76)	(0.36)	(0.60)

Aggregate Value at Risk	(2.61)%	(1.01)%	(1.66)%





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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the
       Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
September 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the British pound, Japanese yen, euro, and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across European, Japanese, U.S., Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The
       Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the Nikkei 225 (Japan), FTSE 100 (United Kingdom), S&P 500 (U.S.), CAC 40 (France), SPI 200 (Australia), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the coffee, cotton, soybean oil, sugar, cocoa, wheat, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The third largest market exposure of the Partnership
at September 30, 2008, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc, copper, lead, and aluminum, as well as precious metals, such as silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At September 30, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in natural gas and crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
       Significant profits and losses, which have been
experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

    Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Australian dollars, Japanese yen, British pounds, Canadian dollars, euros, Swiss francs, Mexican pesos, and Turkish lira. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

  Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes
       diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" on this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

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




                   Morgan Stanley Diversified Futures Fund III L.P.
                   (Registrant)

                   By:    Demeter Management Corporation
                          (General Partner)


November 13, 2008  By: /s/Christian Angstadt
                          Christian Angstadt
                          Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


- 45 -
- 15 -
	- 47 -
- 48 -